Form 10-Q
period 2007-11-30
United Refining Energy Corp
filed 2008-01-25
CIK 1405037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-33868

UNITED REFINING ENERGY CORP.

(Exact name of registrant as specified in its charter)

Delaware	42-1732420
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

823 Eleventh Avenue New York, New York	10019
(Address of principal executive office)	(Zip Code)

212-956-5803

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                Accelerated filer  ☐                                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No ☐

Number of shares outstanding of Registrant’s Common Stock as of January 25, 2008: 39,937,501

FORM 10-Q – CONTENTS

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

BALANCE SHEETS

	November 30, 2007 (unaudited)	August 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$47,164	$22,702
Deferred offering costs	1,005,780	259,971

Total Assets	$1,052,944	$282,673

Liabilities and Stockholder’s Equity
Current Liabilities:

Accrued offering costs	$730,009	$59,738
Note payable – stockholder	300,000	200,000

Total Current Liabilities	1,030,009	259,738

Commitments (Note 3)
Stockholder’s Equity:
Preferred Stock, $.0001 par value 1,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $.0001 par value, 75,000,000 shares authorized; 12,937,500 issued and outstanding	1,294	1,294
Additional paid in capital	4,003,706	23,706
Deficit accumulated during the development stage	(3,982,065)	(2,065)

Total Stockholder’s Equity	22,935	22,935

Total Liabilities and Stockholder’s Equity	$1,052,944	$282,673

See accompanying notes to the financial statements.

UNITED REFINING ENERGY CORP.

(A Development State Company)

STATEMENTS OF OPERATIONS

	For the period from September 1, 2007 to November 30, 2007	For the period from June 25, 2007 (inception) to November 30, 2007
Revenue	$—	$—
Operating expenses:
Compensation expense to sponsor	3,980,000	3,980,000
Formation and operating costs	—	2,065

Net loss for the period	(3,980,000)	(3,982,065)
Interest income	—	—

Loss before provision for income taxes	(3,980,000)	(3,982,065)
Provision for income taxes	—	—

Net loss for the period	$(3,980,000)	$(3,982,065)

Weighted average number of shares outstanding
Basic and diluted	12,937,500	12,937,500

Net loss per share – basic and diluted	$(.31)	$(.31)

See accompanying notes to the financial statements.

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDER’S EQUITY

For the period from June 25, 2007 (Inception) to November 30, 2007

	Shares	Common Stock	Additional Paid in Capital	(Deficit) Accumulated During the Development Stage	Total
Balance at June 25, 2007 (Inception)	—	$—	$—	$—	$
Issuance of common stock to initial stockholder at $0.0001 per share	12,937,500	1,294	23,706	—		25,000
Net loss for the period	—	—	—	(2,065)		(2,065)

Balance at August 31, 2007	12,937,500	1,294	23,706	(2,065)		22,935
Issuance of Sponsor Warrants to purchase
2,500,000 shares of common stock	—	—	3,980,000	—		3,980,000
Net loss for the period	—	—	—	(3,980,000)		(3,980,000)

Balance at November 30, 2007	12,937,500	$1,294	$4,003,706	$(3,982,065)		$22,935

See accompanying notes to the financial statements.

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the Three Months Ended November 30, 2007	From June 25, 2007 (inception) to November 30, 2007
Cash flows from operating activities:
Net loss	$(3,980,000)	$(3,982,065)
Adjustments to reconcile net loss to net cash provided by operating activities:
Compensation expense to sponsor	3,980,000	3,980,000

Net cash used in operating activities	—	(2,065)

Cash flows from financing activities:
Deferred offering costs	(75,538)	(275,771)
Proceeds from issuance of common stock	—	25,000
Proceeds from notes payable	100,000	300,000

Net cash provided by financing activities:	24,462	49,229

Net increase in cash and cash equivalents	24,462	47,164
Cash and cash equivalents, beginning of period	22,702	—

Cash and cash equivalents, end of period	$47,164	$47,164

Supplemental disclosure of non-cash financing activity:
Accrued offering costs	$730,009	$730,009

See accompanying notes to the financial statements.

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BUSINESS OPERATIONS

United Refining Energy Corp. (the “Company”) was incorporated in Delaware on June 25, 2007 as a blank check company, BCC™, formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or any other similar business combination, an unidentified operating business or assets. The Company intends to focus on identifying a prospective target business in the energy industry, with a particular focus on businesses or assets involved in the refining of petroleum products (“Business Combination”), but will not be limited to pursuing acquisition opportunities only within that industry.

At November 30, 2007, the Company had not yet commenced operations. All activity through November 30, 2007 relates to the Company’s formation and the initial public offering, (the “Offering”) described below. The Company has selected August 31 as its fiscal year end.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standard No. 7.

The registration statement for the Offering was declared effective on December 11, 2007. The Company consummated the Offering on December 17, 2007 and received net proceeds of $448,700,000, which includes $15,600,000 from the Insider Warrants sold in a private placement (described in Note 4) and includes $15,750,000 of the underwriters deferred discount (See Note 3). The Company’s management intends to apply substantially all of the net proceeds of the Offering toward consummating a Business Combination. The initial target business must have a fair market value equal to at least 80% of the Company’s net assets held in the trust account at the time of such acquisition.

The Company’s Amended and Restated Certificate of Incorporation provides that the Company’s corporate existence will cease in the event it does not consummate a Business Combination by December 11, 2009 or June 11, 2010 in the event the holders of the common stock sold as part of the Units in the Offering (“Public Stockholders”) approve a proposal to extend the period of time to consummate a Business Combination by an additional six (6) months (the “Extended Period”). If the Company does not effect a Business Combination by December 11, 2009 or June 11, 2010, as the case may be, the Company will promptly distribute the amount held in trust (the “Trust Account”), which is substantially all of the proceeds from the Offering, including any accrued interest, to its Public Stockholders.

On September 6, 2007, the Company’s Board of Directors approved a ..625-for-one reverse stock split. All share and per share data in these financial statements have been adjusted to give effect to the reverse split.

On November 30, 2007, the Company’s Board of Directors approved a 2.3-for-one stock dividend. All share and per share data in these financial statements have been adjusted to give effect to the stock dividend.

On November 30, 2007, the Company granted to United Refining, Inc. (the “Sponsor”) 2,500,000 warrants to purchase up to 2,500,000 shares of common stock (“Sponsor Warrants”). The Sponsor Warrants are identical to the warrants sold in the Offering, except that: (i) the Sponsor Warrants are exercisable at $12.50 per share, (ii) the Sponsor Warrants will be non redeemable so long as they are held by the Sponsor or its permitted assigns and (iii) the Sponsor Warrants expire on December 11, 2012. The Company performed a Black-Scholes calculation to determine the value of the warrants, using an expected life of 5 years, volatility of 26.67% and a risk free interest rate of 3.38%. The grant of the Sponsor Warrants is recorded as compensation expense in accordance with Financial Accounting Board Opinion No. 123(R) (Statement 123) and is included in the amount of $3,980,000 in the Company’s Statements of Operations.

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

On December 11, 2007, the Sponsor forfeited 1,437,500 shares of common stock. All shares and per share data in these financial statements have been adjusted to give effect to the forfeiture.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2007 are not necessarily indicative of the results that may be expected for the year ending August 31, 2008. For further information, refer to the Company’s audited financial statements and footnotes thereto for the period from inception (June 25, 2007) to August 31, 2007 included in the Company’s Registration Statement on Form S-1, as amended. See also the Company’s Current Report on Form 8-K, filed on December 18, 2007 for the audited financial statements and notes thereto for the period from inception (June 25, 2007) through December 17, 2007.

Basis of Presentation

The financial statements include the accounts of the Company. The Company has not commenced operations. All activity through November 30, 2007 is related to the Company’s formation and preparation of the Offering. The Company has selected August 31 as its fiscal year end.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual amounts could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting and underwriting fees incurred through November 30, 2007 that are related to the Offering and were charged to capital upon completion of the Offering.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and the cash held in trust. The Company’s policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy, or in short-term money market funds which are exposed to minimal interest rate and credit risk.

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. At November 30, 2007 and August 31, 2007, a deferred income tax asset relating to the Company’s net operating losses is offset by a full valuation allowance based upon a lack of earnings history for the Company.

Loss Per Common Share

Basic loss per share excludes dilution and is computed by dividing the loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or redeemed for common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. At November 30, 2007, there were no such potentially dilutive securities. Therefore, basic and diluted loss per share were the same for the period from inception (June 25, 2007) through November 30, 2007.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3—COMMITMENTS

Administrative Services Agreement

The Company will utilize certain administrative, technological and secretarial services, as well as certain limited office space provided by United Refining, Inc., its Sponsor. The Sponsor has agreed that, until the acquisition of a target business by the Company, it will make such services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay United Refining, Inc. $7,500 per month for such services commencing December 11, 2007 and terminating upon the date the Company consummates a Business Combination or dissolves and liquidates.

Underwriting Agreement

In connection with the Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Deutsche Bank Securities Inc. and Maxim Group LLC, the representatives of the underwriters in the Offering (the “Underwriters”).

Pursuant to the Underwriting Agreement, the Company is obligated to the Underwriters for certain fees and expenses related to the Offering, including underwriting discounts and commissions of $31,500,000, of which $15,750,000 has been paid at the closing and $15,750,000 has been deferred upon the consummation of a business combination. The deferred discount can be reduced up to $6,299,999 if one share less then 40% of the aggregate number of shares owned by all Public Stockholders seek redemption.

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 4—COMMON AND PREFERRED STOCK, SPONSOR WARRANTS AND INSIDER WARRANTS

a)	Common and Preferred Stock

The Company was incorporated in Delaware on June 25, 2007 and has the authority to issue 150,000,000 shares of common stock having a par value of $.0001 per share and 1,000,000 shares of preferred stock having a par value of $.0001 per share. Concurrent with its incorporation, the Company entered into a securities subscription agreement with its Sponsor, whereby the Sponsor purchased 12,937,500 shares of common stock of the Company for $25,000 in cash.

Subsequent to the Offering, there will be 28,962,500 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants) and all of the 1,000,000 shares of preferred stock available for issuance.

b)	Sponsor Warrants

On November 30, 2007, the Company issued 2,500,000 Sponsor Warrants to its Sponsor, exercisable at an initial purchase price of $12.50 per share effective on December 11, 2007 and expiring on December 11, 2012. These warrants and the shares purchasable hereunder constitute “restricted securities” under federal securities laws and applicable regulations and may not be resold or transferred without registration under the Securities Act of 1933. The grant of the warrants to our Sponsor is recorded as compensation expense in accordance with Statement of Financial Accounting Standard No. 123(R) and was valued using the Black-Scholes model, as the fair value of the Sponsor Warrants could not be reasonably estimated, due to their volatility. Accordingly, $3,980,000 is recorded as compensation expense in the Company’s Statements of Operations.

c)	Insider Warrants

On December 10, 2007, our Sponsor purchased 15,600,000 common stock warrants (“Insider Warrants”) from the Company at a price of $1.00 per warrant in a private placement pursuant to Regulation D of the Securities Act of 1933, as amended. Proceeds from the sale of the Insider Warrants of $15,600,000 were placed in the Trust Account. The Insider Warrants are identical to those sold in the Offering except that none of the Insider Warrants are transferable or salable until after the Company completes a Business Combination, are not subject to redemption if held by our Sponsor or its permitted assigns and may be exercised on a “cashless” basis at any time after they become exercisable if held by our Sponsor or its permitted assigns. The holder of Insider Warrants do not have any right to any liquidation distributions with respect to the shares underlying such Insider Warrants in the event we fail to consummate a Business Combination, in which event the Insider Warrants will expire worthless.

After the granting of the Sponsor Warrants, the private placement of the Insider Warrants, and the completion of the Offering, there will be 63,100,000 warrants outstanding. Each warrant, excluding the Sponsor Warrants, will be exercisable for one share of common stock at an exercise price of $7.00 per share, while the Sponsor Warrant will be exercisable for one share of common stock at the price of $12.50 per share. None of the warrants may be exercised until after consummation of our business combination and the funding in the trust account disbursed. The warrant exercise price will be paid directly to the Company and not placed in the trust account.

NOTE 5—SUBSEQUENT EVENTS

On December 17, 2007, the Company consummated the offering of 45,000,000 units (“Units”) of its securities, each Unit consisting of one share of common stock, par value $0.0001 per share, and one warrant

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(“Warrant”) to purchase one share of Common Stock, pursuant to the registration statement on Form S-1, as amended. The Units were sold at a public offering price of $10.00 per Unit, generating gross proceeds of $450,000,000.

Prior to the consummation of the offering, the Company consummated the private placement (the “Private Placement”) of an aggregate of 15,600,000 common stock warrants (“Insider Warrants”) to the Sponsor, generating gross proceeds of $15,600,000. The Insider Warrants sold in the Private Placement (i) will not be subject to redemption, (ii) may be exercised on a cashless basis, in each case if held by the Company’s Sponsor or its permitted assigns and (iii) may not be sold, assigned or transferred until after we complete a business combination.

A total of $448,700,000 of the net proceeds from the Offering and Private Placement were placed in a trust account established for the benefit of the Public Stockholders of the Company, which was net of approximately $16,900,000 in underwriting fees and other expenses paid at closing.

On December 11, 2007, the Sponsor forfeited 1,437,500 shares of common stock.

On January 15, 2008, the Underwriters informed the Company that they will exercise no part of the Over-allotment Option. As a result, the Sponsor forfeited 1,687,500 shares of common stock to maintain ownership of 20.0% of the Company’s outstanding shares of common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under “Risk Factors” in our registration statement of Form S-1 declared effective on December 11, 2007. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Overview

The Company was formed on June 25, 2007, for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of or engaging in any other similar business combination of an unidentified operating business. We intend to focus on identifying a prospective target business in the energy industry throughout the world, with a particular focus on businesses or assets involved in the refining of petroleum and specialized products (such as petrochemicals) and services to the energy industry, but our efforts will not be limited to the energy industry.

For the three months ended November 30, 2007, we had a net loss of $3,980,000, attributable to compensation expense in connection with the initial public offering.

For the period from June 25, 2007 (inception) through November 30, 2007, we had a net loss of $3,982,005, attributable to organization and formation expenses.

In the Offering, declared effective December 11, 2007, the Company sold to the public 45,000,000 units (the “Units”) at a price of $10.00 per Unit. Net proceeds from the Offering totaled approximately $448,700,000, which includes $15,600,000 from the sale of the Insider Warrants and was net of $16,900,000 in underwriting fees and other expenses paid at closing. Each Unit consists of one share of the Company’s common stock and one warrant to purchase one share of common stock. On December 10, 2007, the Company sold to its Sponsor, 15,600,000 Insider Warrants for an aggregate purchase of $15,600,000. See discussion in Note 5. In addition, the Company granted the underwriters an option (the “Over-allotment Option”), exercisable not later than 45 days after the sale of the Units, to purchase up to 6,750,000 additional Units to cover over-allotments. The sale of the Insider Warrants to the Sponsor will not result in the recognition of any stock-based compensation expense because they are being sold at or above fair market value.

Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one Callable Common Stock Purchase Warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.00 commencing the later of the consummation of a Business Combination or one year from the effective date of the registration statement related to the Offering and expiring on the fourth anniversary thereof. The Warrants will be callable at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of the call is given. The Company may not call the Warrants unless the Warrants and the shares of common stock underlying the Warrants are covered by an effective registration statement from the beginning of the measurement period through the date fixed for the call.

The Company has agreed to sell the Units issued in the Offering to the underwriters at a price per unit equal to $9.30 (discount and compensation of $0.70 per share), resulting in an aggregate underwriting fee to the underwriters of $31,500,000 if the Over-allotment Option is not exercised and $35,225,000 if the Over-allotment Option is exercised.

There are 28,962,500 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of the outstanding warrants) and all of the 1,000,000 shares of preferred stock available for issuance. The sponsor has agreed to forfeit up to an aggregate of 1,687,500 shares to the extent the Over-allotment Option is not exercised in order for the Sponsor to maintain ownership of 20.0% of the Company’s outstanding common stock. On January 15, 2008, the Underwriters informed the Company that they will exercise no part of the Over-allotment option. As a result, the Sponsor forfeited 1,687,500 shares of common stock.

The Company utilizes certain administrative, technology and secretarial services, as well as certain limited office space provided by United Refining, Inc. United Refining Inc. has agreed that, until the acquisition of a target business by the Company, it will make such services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay United Refining, Inc. $7,500 per month for such services commencing on the effective date of the Offering.

In connection with the Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Deutsche Bank Securities Inc. and Maxim Group LLC, as joint representatives of the underwriters in the Offering (the “Underwriters”).

Pursuant to the Underwriting Agreement, the Company is obligated to the Underwriters for certain fees and expenses related to the Offering, including underwriting discounts and commission of $31,500,000, of which $15,750,000 was paid at the closing and $15,750,000 has been deferred upon the consummation of a business combination. The deferred discount can be reduced up to $6,299,999 if up to one share less than 40% of the aggregate number of shares owned by all Public Stockholders seek redemption.

Liquidity and Capital Resources

On December 11, 2007, we completed our initial purchase offering (“Offering”) of 45,000,000 Units. Each Unit consists of one share of our common stock, par value $0.001 per share, (the “Common Stock”) and one warrant entitling the holder to purchase one share of our Common Stock at a price of $10.00. As of November 30, 2007, we had cash of $47,164. Until the consummation of our Offering, our only source of liquidity was $300,000 of loans made to us by our founding stockholder. This loan was repaid on December 17, 2007 from the proceeds of our Offering.

The registration statement for the Company’s Offering was declared effective on December 11, 2007. The Company consummated the Offering on December 17, 2007 and received net proceeds of $448,700,000, which includes $15,600,000 from the Insider Warrants sold in a private placement and includes $15,750,000 of underwriters deferred discount. The Company’s management intends to apply substantially all of the net proceeds of the Offering toward consummating a Business Combination. The initial target business must have a fair market value equal to at least 80% of the Company’s net assets held in the trust account at the time of such acquisition. However, there is no assurance that the Company will be able to successfully affect a Business Combination.

The Company’s certificate of Incorporation provides that the Company’s corporate existence will cease in the event it does not consummate a Business Combination by December 11, 2009 or June 11, 2010 in the event the holders of the common stock sold as part of the Units in the Offering (“Public Stockholders”) approve a proposal to extend the period of time to consummate a Business Combination by an additional six (6) months. If the Company does not effect a Business Combination by December 11, 2009 or June 11, 2010, as the case may be, the Company will promptly distribute the amount held in trust, which is substantially all of the proceeds from the Offering, including any accrued interest, to its Public Stockholders.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

ITEM 4.	CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of November 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in the our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended November 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

None

Item 1A.	RISK FACTORS.

There have been no material changes in our Risk Factors disclosed in our registration statement on Form S-1 declared effective on December 11, 2007.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS.

Exhibit 31.1	Section 302 Certification of Principal Executive Officer

Exhibit 31.2	Section 302 Certification of Principal Financial Officer

Exhibit 32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 25, 2008

UNITED REFINING ENERGY CORP. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer