Form 10-Q/A
period 2007-11-30
United Refining Energy Corp
filed 2008-02-07
CIK 1405037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Number of shares outstanding of Registrant’s Common Stock as of January 25, 2008: 56,250,000

FORM 10-Q/A – CONTENTS

EXPLANATORY NOTE

This amendment to the quarterly report on Form 10-Q for United Refining Energy Corp. for the quarter ended November 30, 2007 is being filed to restate the number of shares outstanding of Registrant’s Common Stock as of January 25, 2008. The correct number of shares outstanding as of January 25, 2008 is 56,250,000 not 39,937,501 as reported on the cover page of Form 10-Q filed January 25, 2008, and does not affect any other numbers reported on Form 10-Q filed January 25, 2008. The financial statements and financial disclosures contained herein will be consistent with the annual financial statements included in the Company’s Form 10-K which will be filed for the fiscal year ending August 31, 2008.

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

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under “Risk Factors” in our registration statement of Form S-1 declared effective on December 11, 2007. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

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

Date: February 7, 2008

UNITED REFINING ENERGY CORP. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer