Form 10-Q
period 2008-02-29
United Refining Energy Corp
filed 2008-04-14
CIK 1405037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Number of shares outstanding of Registrant’s Common Stock as of April 14, 2008: 56,250,000

FORM 10-Q – CONTENTS

		PAGE(S)
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheets – February 29, 2008 (unaudited) and August 31, 2007	3

	Statements of Operations – for the quarter and six months ended February 29, 2008 (unaudited) and June 25, 2007 (inception) to February 29, 2008 (unaudited)	4

	Statements of Stockholders’ Equity – for the six months ended February 29, 2008 (unaudited) and June 25, 2007 (inception) to February 29, 2008 (unaudited)	5

	Statements of Cash Flows – for the six months ended February 29, 2008 (unaudited) and June 25, 2007 (inception) to February 29, 2008 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION	16

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		17

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

BALANCE SHEETS

	February 29, 2008 (unaudited)	August 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$294,609	$22,702
Cash and cash equivalents held in trust	451,419,845	—
Prepaid expenses	118,953	—
Deferred offering costs	—	259,971

Total Assets	$451,833,407	$282,673

Liabilities and Stockholders’ Equity
Current Liabilities:
Accrued expenses	$108,770	$—
Accrued offering costs	—	59,738
Note payable – stockholder	—	200,000
Income taxes payable	1,128,800	—
Deferred underwriters’ fees	15,750,000	—

Total Current Liabilities	16,987,570	259,738

Common stock, subject to possible conversion (17,999,999 shares at redemption value)	180,280,434	—

Commitments (Note 3)
Stockholders’ Equity:
Preferred Stock, $.0001 par value 1,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $.0001 par value, 150,000,000 shares authorized; 38,250,001 and 12,937,500 issued and outstanding, respectively (excluding 17,999,999 shares subject to conversion)	3,825	1,294
Additional paid in capital	256,492,533	23,706
Deficit accumulated during the development stage	(1,930,955)	(2,065)

Total Stockholders’ Equity	254,565,403	22,935

Total Liabilities and Stockholders’ Equity	$451,833,407	$282,673

See accompanying notes to the financial statements.

UNITED RE FINING ENERGY CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended February 29, 2008	Six Months Ended February 29, 2008	For the period from June 25, 2007 (inception) to February 29, 2008
Revenue	$—	$—	$—
Operating expenses:
Compensation expense to sponsor	—	3,980,000	3,980,000
Formation and operating costs	139,935	139,935	142,000

Net loss for the period before interest and income taxes	(139,935)	(4,119,935)	(4,122,000)
Interest income	3,319,845	3,319,845	3,319,845

Income (loss) before provision for income taxes	3,179,910	(800,090)	(802,155)
Provision for income taxes	1,128,800	1,128,800	1,128,800

Net income (loss) for the period	2,051,110	(1,928,890)	$(1,930,955)

Accretion of trust account relating to common stock subject to possible conversion	820,444	820,444

Net income (loss) attributable to common shareholders	$1,230,666	$(2,749,334)

Number of shares outstanding subject to possible conversion
Basic and diluted	17,999,999	17,999,999
Net income (loss) per share subject to possible conversion – basic and diluted	$.05	$.05

Weighted average number of shares outstanding
Basic and diluted	33,502,748	24,063,874
Net income (loss) per share – basic and diluted	$.04	$(.11)

See accompanying notes to the financial statements.

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from June 25, 2007 (Inception) to February 29, 2008

(unaudited)

	Shares	Common Stock	Additional Paid in Capital	(Deficit) Accumulated During the Development Stage	Total
Balance at June 25, 2007 (Inception)	—	$—	$—	$—	$—
Issuance of common stock to initial stockholder at $0.0001 per share	12,937,500	1,294	23,706	—	25,000
Net loss for the period	—	—	—	(2,065)	(2,065)

Balance at August 31, 2007	12,937,500	1,294	23,706	(2,065)	22,935
Issuance of Sponsor Warrants to purchase 2,500,000 shares of common stock	—	—	3,980,000	—	3,980,000
Proceeds from the sale of 15,600,000 warrants to our sponsor	—	—	15,600,000	—	15,600,000
Sale of 45,000,000 units through public offering, net of underwriters discount and offering expenses and excluding $179,459,990 of proceeds allocable to 17,999,999 shares of common stock subject to possible conversion	27,000,001	2,700	237,709,102	—	237,711,802
Forfeiture of 1,687,500 shares of common stock by sponsor due to non-exercise of over-allotment option by underwriter	(1,687,500)	(169)	169	—	—
Accretion of trust account relating to common stock subject to possible conversion	—	—	(820,444)	—	(820,444)
Net loss for the period	—	—	—	(1,928,890)	(1,928,890)

Balance at February 29, 2008	38,250,001	$3,825	$256,492,533	$(1,930,955)	$254,565,403

See accompanying notes to the financial statements.

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended February 29, 2008	From June 25, 2007 (inception) to February 29, 2008
Cash flows from operating activities:
Net loss	$(1,928,890)	$(1,930,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense to sponsor	3,980,000	3,980,000
Interest income	(3,319,845)	(3,319,845)
Change in operating assets and liabilities:
Prepaid expenses	(118,953)	(118,953)
Income taxes payable	1,128,800	1,128,800
Accrued expenses	108,770	108,770

Net cash used in operating activities	(150,118)	(152,183)

Cash flows from investing activities:
Purchase of investments held in trust account	(452,019,595)	(452,019,595)
Withdrawal from trust account for working capital requirements	599,750	599,750
Interest earned on cash and cash equivalents held in trust	3,319,845	3,319,845

Net cash used in investing activities	(448,100,000)	(448,100,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	25,000
Deferred offering costs	200,233	—
Proceeds from issuance of insider warrants	15,600,000	15,600,000
Net proceeds of units through public offering deferred as underwriters’ fees	15,750,000	15,750,000
Net proceeds from sale of units through public offering allocable to stockholders’ equity	237,711,802	237,711,802
Portion of net proceeds from sale of units through public offering allocated to shares of common stock subject to possible conversion	179,459,990	179,459,990
Proceeds from notes payable	100,000	300,000
Payments of notes payable	(300,000)	(300,000)

Net cash provided by financing activities:	448,522,025	448,546,792

Net increase in cash and cash equivalents	271,907	294,609
Cash and cash equivalents, beginning of period	22,702	—

Cash and cash equivalents, end of period	$294,609	$294,609

Supplemental disclosure of non-cash activities:
Compensation expense to sponsor	$3,980,000	$3,980,000
Net proceeds of units through public offering deferred as underwriters’ fees	$15,750,000	$15,750,000
Accretion of trust account relating to common stock subject to possible conversion	$820,444	$820,444

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

At February 29, 2008, the Company is currently evaluating acquisition candidates. All activity through February 29, 2008 relates to the Company’s formation and the initial public offering, (the “Offering”) described below. The Company has selected August 31 as its fiscal year end.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standard No. 7.

The registration statement for the Offering was declared effective on December 11, 2007. The Company consummated the Offering on December 17, 2007 and received net proceeds of $448,700,000, which includes $15,600,000 from the Insider Warrants sold in a private placement (described in Note 4) and $15,750,000 of the underwriters’ deferred discount (See Note 3). The net proceeds from the Offering were placed in a trust account (“Trust Account”) established for the benefit of the Public Stockholders of the Company. The Company’s management intends to apply substantially all of the net proceeds of the Offering toward consummating a Business Combination. The initial target business must have a fair market value equal to at least 80% of the Company’s net assets held in the trust account at the time of such acquisition.

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

On November 30, 2007, the Company granted to United Refining, Inc. (the “Sponsor”) 2,500,000 warrants to purchase up to 2,500,000 shares of common stock (“Sponsor Warrants”). The Sponsor Warrants are identical to the warrants sold in the Offering, except that: (i) the Sponsor Warrants are exercisable at $12.50 per share, (ii) the Sponsor Warrants will be non-redeemable so long as they are held by the Sponsor or its permitted assigns and (iii) the Sponsor Warrants expire on December 11, 2012. The Company performed a Black-Scholes calculation to determine the value of the warrants, using an expected life of 5 years, volatility of 26.67% and a risk free interest rate of 3.38%. The grant of the Sponsor Warrants is recorded as compensation expense in accordance with Financial Accounting Board Opinion No. 123(R) (Statement 123) and is included in the amount of $3,980,000 in the Company’s Statements of Operations.

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

On December 11, 2007, the Sponsor forfeited 1,437,500 shares of common stock. All shares and per share data in these financial statements have been adjusted to give effect to the forfeiture.

On January 15, 2008, the Underwriters informed the Company that they would exercise no part of the Over-allotment Option. As a result, the Sponsor forfeited 1,687,500 shares of common stock to maintain ownership of 20.0% of the Company’s outstanding shares of common stock.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting primarily of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended February 29, 2008 are not necessarily indicative of the results that may be expected for the year ending August 31, 2008. For further information, refer to the Company’s audited financial statements and footnotes thereto for the period from inception (June 25, 2007) to August 31, 2007 included in the Company’s Registration Statement on Form S-1, as amended. See also the Company’s Current Report on Form 8-K, filed on December 18, 2007 for the audited financial statements and notes thereto for the period from inception (June 25, 2007) through December 17, 2007.

Basis of Presentation

The financial statements include the accounts of the Company. The Company is currently evaluating acquisition candidates. All activity through February 29, 2008 is related to the Company’s formation and preparation of the Offering. The Company has selected August 31 as its fiscal year end.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual amounts could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Cash and Cash Equivalents Held in Trust

The Company’s restrictive investment held in the trust account at February 29, 2008 is invested in U.S. Government Institutional money market securities. The Company recognized interest income of $3,319,845 on investments held in trust for the three and six months ended February 29, 2008 and for the period form inception (June, 25, 2007) to February 29, 2008, which is included in the accompanying Statements of Operations.

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Deferred Offering Costs

Deferred offering costs as of August 31, 2007 consisted principally of legal, accounting and underwriting fees incurred through February 29, 2008 that are related to the Offering and were charged to capital upon completion of the Offering.

Deferred Underwriters Fees

Pursuant to the Underwriting Agreement, the Company is obligated to the underwriters for $15,750,000 of deferred fees and expenses related to the offering, which is payable to the underwriters upon the consummation of a business combination.

Notes Payable

The Company’s sponsor United Refining, Inc. provided two no-interest loans to the Company in the aggregate amount of $300,000 which was repaid at the consummation of the offering from the proceeds of the offering. The proceeds of this loan were used to cover pre-offering expenses.

Common Stock, Subject to Possible Conversion

With respect to the Extended Period (which proposal is approved) or the Business Combination which is approved and consummated, any Public Stockholder who voted against the Extended Period (which proposal is approved) or the Business Combination, as the case may be, may demand that the Company redeem his or her shares. The initial per share redemption price will equal $9.97 per share (plus a portion of the interest earned on the Trust Account) but net of: (i) taxes payable on interest earned on the Trust Account and State of Delaware franchise taxes and (ii) up to $3,700,000 of interest income released to the Company to fund working capital. Accordingly, Public Stockholders holding up to one share less than 40.0% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by the Initial Stockholder. As a result of this redemption right, $179,459,990 plus accretion of $820,444 has been classified as Common Stock, Subject to Possible Conversion on the accompanying balance sheet as of February 29, 2008.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and the cash and cash equivalents held in trust. The Company’s policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy, or in short-term money market funds which are exposed to minimal interest rate and credit risk.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. At February 29, 2008 and August 31, 2007, a deferred income tax asset relating to the Company’s net operating losses is offset by a full valuation allowance based upon a lack of earnings history for the Company.

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Loss Per Common Share

Basic loss per share excludes dilution and is computed by dividing the loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or redeemed for common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. At February 29, 2008, there were no such potentially dilutive securities. Therefore, basic and diluted loss per share were the same for the three and six month periods ended February 29, 2008 for the shares subject to conversion.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts presented in the balance sheet at February 29, 2008 and August 31, 2007.

The Company accounts for derivative instruments, if any, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” as amended, (“SFAS 133”) which establishes accounting and reporting standards for derivative instruments.

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141 (revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS 141 (R), the application of its provisions will likely have a material impact on the Company’s results of operations, although the Company is not currently able to estimate that impact.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial condition or results of operations.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 3—COMMITMENTS

Administrative Services Agreement

The Company utilizes certain administrative, technological and secretarial services, as well as certain limited office space provided by United Refining, Inc., its Sponsor. The Sponsor has agreed that, until the acquisition of a target business by the Company, it will make such services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay United Refining, Inc. $7,500 per month for such services commencing December 11, 2007 and terminating upon the date the Company consummates a Business Combination or dissolves and liquidates. The Company has paid the Sponsor $20,178 through February 29, 2008 for these costs.

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

NOTE 4—COMMON AND PREFERRED STOCK, SPONSOR WARRANTS AND INSIDER WARRANTS

On December 17, 2007, the Company consummated the offering of 45,000,000 units (“Units”) of its securities, each Unit consisting of one share of common stock, par value $0.0001 per share, and one warrant (“Warrant”) to purchase one share of Common Stock, pursuant to the registration statement on Form S-1, as amended. The Units were sold at a public offering price of $10.00 per Unit, generating gross proceeds of $450,000,000.

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

As of February 29, 2008, there are 30,650,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants) and all of the 1,000,000 shares of preferred stock available for issuance.

b)	Sponsor Warrants

On November 30, 2007, the Company issued 2,500,000 Sponsor Warrants to its Sponsor, exercisable at an initial purchase price of $12.50 per share effective on December 11, 2007 and expiring on December 11, 2012. These warrants and the shares purchasable hereunder constitute “restricted securities” under federal securities

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

laws and applicable regulations and may not be resold or transferred without registration under the Securities Act of 1933. The grant of the warrants to our Sponsor is recorded as compensation expense in accordance with Statement of Financial Accounting Standard No. 123(R) and was valued using the Black-Scholes model, Accordingly, $3,980,000 is recorded as compensation expense in the Company’s Statements of Operations.

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

As of February 29, 2008, there are 63,100,000 warrants outstanding. Each warrant, excluding the Sponsor Warrants, will be exercisable for one share of common stock at an exercise price of $7.00 per share, while the Sponsor Warrant will be exercisable for one share of common stock at the price of $12.50 per share. None of the warrants may be exercised until after consummation of our business combination and the funding in the trust account disbursed. The warrant exercise price will be paid directly to the Company and not placed in the trust account.

NOTE 5—INCOME TAXES

Provision for income taxes for the three and six month periods ended February 29, 2008 as well as the period from June 25, 2007 (inception) to February 29, 2008 consists of current federal tax of $1,128,800.

The Company’s effective tax rate does not approximate the federal statutory rate, due to certain compensation and other costs which are not deductible for tax purposes at this time, and resulted in a deferred tax asset of approximately $1,400,000 which has been fully reserved as of February 29, 2008. No provision for state and local income taxes has been made since the Company was formed as a vehicle to effect a Business Combination and, as a result does not conduct operations and is not engaged in a trade or business in any state. The Company is incorporated in Delaware and accordingly is subject to franchise taxes. Delaware franchise tax expense of $10,000 for the three and six month periods ended February 29, 2008 ($10,000 for the period from June 25, 2007 to February 29, 2008), are included as part of formation and operating costs in the accompanying statements of operations.

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

Overview

The Company was formed on June 25, 2007, for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of or engaging in any other similar business combination of an unidentified operating business. The Company intends to focus on identifying a prospective target business in the energy industry throughout the world, with a particular focus on businesses or assets involved in the refining of petroleum and specialized products (such as petrochemicals) and services to the energy industry, but our efforts will not be limited to the energy industry.

For the three months ended February 29, 2008, the Company had a net income of $2,051,110, attributable to interest income from trust fund investments. For the six months ended February 29, 2008, the Company had a net loss of $1,928,890, attributable to compensation, formation and operating costs expenses offset by interest income from trust fund investments.

For the period from June 25, 2007 (inception) through February 29, 2008, the Company had a net loss of $1,930,955, attributable to compensation, formation and operating costs expenses offset by interest income from trust fund investments.

In the Offering, which was declared effective December 11, 2007, the Company sold to the public 45,000,000 units (the “Units”) at a price of $10.00 per Unit. Net proceeds from the Offering totaled approximately $448,700,000, which includes $15,600,000 from the sale of the Insider Warrants and was net of $16,900,000 in underwriting fees and other expenses paid at closing. Each Unit consists of one share of the Company’s common stock and one warrant to purchase one share of common stock. On December 10, 2007, the Company sold to its Sponsor, 15,600,000 Insider Warrants for an aggregate purchase of $15,600,000. See discussion in Note 4. The sale of the Insider Warrants to the Sponsor will not result in the recognition of any stock-based compensation expense because they are being sold at or above fair market value.

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

The Company sold the Units issued in the Offering to the underwriters at a price per unit equal to $9.30 (discount and compensation of $0.70 per share), resulting in an aggregate underwriting fee to the underwriters of $31,500,000.

There are 30,650,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of the outstanding warrants) and all of the 1,000,000 shares of preferred stock available for issuance. On January 15, 2008, the Underwriters informed the Company that they will exercise no part of the Over-allotment option granted to the Underwriters at the Offering. The sponsor has forfeited 1,687,500 shares as the Over-allotment Option was not exercised in order for the Sponsor to maintain ownership of 20.0% of the Company’s outstanding common stock.

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

Liquidity and Capital Resources

On December 11, 2007, we completed our initial purchase offering (“Offering”) of 45,000,000 Units. Each Unit consists of one share of our common stock, par value $0.001 per share, (the “Common Stock”) and one warrant entitling the holder to purchase one share of our Common Stock at a price of $10.00. As of February 29, 2008, we had cash of $294,609. Until the consummation of our Offering, our only source of liquidity was $300,000 of loans made to us by our founding stockholder. This loan was repaid on December 17, 2007 from the proceeds of our Offering.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet financing.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of February 29, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of February 29, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in the our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended February 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

None

Item 1A.	RISK FACTORS.

There has been no material changes in our Risk Factors disclosed in our registration statement on Form S-1 declared effective on December 11, 2007.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2008

UNITED REFINING ENERGY CORP. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer