Form 10-Q
period 2008-05-31
United Refining Energy Corp
filed 2008-07-14
CIK 1405037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Number of shares outstanding of Registrant’s Common Stock as of July 14, 2008: 56,250,000

FORM 10-Q – CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

BALANCE SHEETS

	May 31, 2008 (unaudited)	August 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$20,234	$22,702
Cash and cash equivalents held in trust	452,057,105	—
Prepaid expenses	94,010	—
Deferred offering costs	—	259,971
Deferred tax asset	228,509	—

Total Assets	$452,399,858	$282,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$41,256	$—
Accrued offering costs	—	59,738
Note payable – stockholder	—	200,000
Income taxes payable	377,676	—
Deferred underwriters’ fees	15,750,000	—

Total Current Liabilities	16,168,932	259,738

Common stock, subject to possible redemption (17,999,999 shares at redemption value)	180,839,958	—

COMMITMENTS (Note 3)
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.0001 par value 1,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $.0001 par value, 150,000,000 shares authorized; 38,250,001 and 12,937,500 issued and outstanding, respectively (excluding 17,999,999 shares subject to redemption at May 31, 2008)	3,825	1,294
Additional paid in capital	255,919,289	23,706
Deficit accumulated during the development stage	(532,146)	(2,065)

Total Stockholders’ Equity	255,390,968	22,935

Total Liabilities and Stockholders’ Equity	$452,399,858	$282,673

See accompanying notes to the financial statements.

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended May 31, 2008	Nine Months Ended May 31, 2008	For the period from June 25, 2007 (inception) to May 31, 2008
Revenue	$—	$—	$—
Operating expenses:
Compensation expense to sponsor	—	3,980,000	3,980,000
Formation and operating costs	530,084	670,019	672,084

Loss for the period before interest and income taxes	(530,084)	(4,650,019)	(4,652,084)
Interest income	2,576,260	5,896,105	5,896,105

Income before provision for income taxes	2,046,176	1,246,086	1,244,021
Provision for income taxes	647,367	1,776,167	1,776,167

Net income (loss) for the period	1,398,809	(530,081)	$(532,146)

Accretion of trust account relating to common stock subject to possible redemption	559,524	1,379,968

Net income (loss) attributable to common shareholders	$839,285	$(849,887)

Number of shares outstanding subject to possible redemption
Basic and diluted	17,999,999	17,999,999
Net income (loss) per share subject to possible redemption – basic and diluted	$.03	$.08

Weighted average number of shares outstanding
Basic and diluted	38,250,001	27,706,205
Net income (loss) per share – basic and diluted	$.01	$(.05)

See accompanying notes to the financial statements.

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from June 25, 2007 (Inception) to May 31, 2008

(unaudited)

	Shares	Common Stock	Additional Paid in Capital	(Deficit) Accumulated During the Development Stage	Total
Balance at June 25, 2007 (Inception)	—	$—	$—	$—	$—
Issuance of common stock to initial stockholder at $0.002 per share	12,937,500	1,294	23,706	—	25,000
Net loss for the period	—	—	—	(2,065)	(2,065)

Balance at August 31, 2007	12,937,500	1,294	23,706	(2,065)	22,935
Issuance of Sponsor Warrants to purchase 2,500,000 shares of common stock	—	—	3,980,000	—	3,980,000
Proceeds from the sale of 15,600,000 warrants to our sponsor	—	—	15,600,000	—	15,600,000
Sale of 45,000,000 units through public offering, net of underwriters discount and offering expenses and excluding $179,459,990 of proceeds allocable to 17,999,999 shares of common stock subject to possible redemption	27,000,001	2,700	237,695,382	—	237,698,082
Forfeiture of 1,687,500 shares of common stock by sponsor due to non-exercise of over-allotment option by underwriters	(1,687,500)	(169)	169	—	—
Accretion of trust account relating to common stock subject to possible redemption	—	—	(1,379,968)	—	(1,379,968)
Net loss for the period	—	—	—	(530,081)	530,081

Balance at May 31, 2008	38,250,001	$3,825	$255,919,289	$532,146	$255,390,968

See accompanying notes to the financial statements.

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended May 31, 2008	From June 25, 2007 (inception) to May 31, 2008
Cash flows from operating activities:
Net loss	$(530,081)	$(532,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense to sponsor	3,980,000	3,980,000
Interest income	(5,896,105)	(5,896,105)
Change in operating assets and liabilities:
Prepaid expenses	(94,010)	(94,010)
Income taxes payable	377,676	377,676
Accrued expenses	41,256	41,256
Deferred tax asset	(228,509)	(228,509)

Net cash used in operating activities	(2,349,773)	(2,351,838)

Cash flows from investing activities:
Purchase of investments held in trust account	(454,583,605)	(454,583,605)
Withdrawal from trust account for working capital requirements	2,526,500	2,526,500
Interest earned on cash and cash equivalents held in trust	5,896,105	5,896,105

Net cash used in investing activities	(446,161,000)	(446,161,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	25,000
Deferred offering costs	200,233	—
Proceeds from issuance of insider warrants	15,600,000	15,600,000
Net proceeds of units through public offering deferred as underwriters’ fees	15,750,000	15,750,000
Net proceeds from sale of units through public offering allocable to stockholders’ equity	237,698,082	237,698,082
Portion of net proceeds from sale of units through public offering allocated to shares of common stock subject to possible redemption	179,459,990	179,459,990
Proceeds from notes payable	100,000	300,000
Payments of notes payable	(300,000)	(300,000)

Net cash provided by financing activities:	448,508,305	448,533,072

Net increase (decrease) in cash and cash equivalents	(2,468)	20,234
Cash and cash equivalents, beginning of period	22,702	—

Cash and cash equivalents, end of period	$20,234	$20,234

Cash paid during the period for:
Income taxes	$1,627,000	$1,627,000

Supplemental disclosure of non-cash activities:
Compensation expense to sponsor	$3,980,000	$3,980,000
Net proceeds of units through public offering deferred as underwriters’ fees	$15,750,000	$15,750,000
Accretion of trust account relating to common stock subject to possible redemption	$1,379,968	$1,288,564

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

At May 31, 2008, the Company is currently evaluating acquisition candidates. All activity through May 31, 2008 relates to the Company’s formation, the initial public offering, (the “Offering”) described below and its search for a Business Combination. The Company has selected August 31 as its fiscal year end.

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

On September 6, 2007, the Company’s Board of Directors approved a .625-for-one reverse stock split. All share and per share data in these financial statements have been adjusted to give effect to the reverse split.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting primarily of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended May 31, 2008 are not necessarily indicative of the results that may be expected for the year ending August 31, 2008. For further information, refer to the Company’s audited financial statements and footnotes thereto for the period from inception (June 25, 2007) to August 31, 2007 included in the Company’s Registration Statement on Form S-1, as amended. See also the Company’s Current Report on Form 8-K, filed on December 18, 2007 for the audited financial statements and notes thereto for the period from inception (June 25, 2007) through December 17, 2007.

Basis of Presentation

The financial statements include the accounts of the Company. The Company is currently evaluating acquisition candidates. All activity through May 31, 2008 is related to the Company’s formation, the Offering and its search for a Business Combination. The Company has selected August 31 as its fiscal year end.

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

Cash and Cash Equivalents Held in Trust

The Company’s restrictive investment held in the trust account at May 31, 2008 is invested in U.S. Government Institutional money market securities. The Company recognized interest income of $2,576,260 on investments held in trust for the three months ended May 31, 2008; $5,896,105 for the nine months ended May 31, 2008 and for the period from inception (June, 25, 2007) to May 31, 2008, which is included in the accompanying Statements of Operations.

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Deferred Offering Costs

Deferred Offering costs as of August 31, 2007 consisted principally of legal, accounting and underwriting fees that are related to the Offering and were charged to capital upon completion of the Offering.

Deferred Underwriters Fees

Pursuant to the Underwriting Agreement, the Company is obligated to the underwriters for up to $15,750,000 of deferred fees and expenses related to the Offering, which is payable to the underwriters upon the consummation of a Business Combination.

Notes Payable

The Company’s sponsor United Refining, Inc. provided two no-interest loans to the Company in the aggregate amount of $300,000 which was repaid at the consummation of the Offering from the proceeds of the offering. The proceeds of this loan were used to cover pre-offering expenses.

Common Stock, Subject to Possible Conversion

With respect to the Extended Period (which proposal is approved) or the Business Combination which is approved and consummated, any Public Stockholder who voted against the Extended Period (which proposal is approved) or the Business Combination, as the case may be, may demand that the Company redeem his or her shares. The initial per share redemption price will equal $9.97 per share (plus a portion of the interest earned on the Trust Account) but net of: (i) taxes payable on interest earned on the Trust Account and State of Delaware franchise taxes and (ii) up to $3,700,000 of interest income released to the Company to fund working capital. Accordingly, Public Stockholders holding up to one share less than 40.0% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by the Initial Stockholder. As a result of this redemption right, $179,459,990 plus accretion of $1,288,564 has been classified as Common Stock, Subject to Possible Redemption on the accompanying balance sheet as of May 31, 2008.

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

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Income/Loss Per Common Share

Basic income/loss per share excludes dilution and is computed by dividing the income/loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or redeemed for common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. At May 31, 2008, there were no such potentially dilutive securities. Therefore, basic and diluted income/loss per share were the same for the three and nine month periods ended May 31, 2008 for the shares subject to conversion.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts presented in the balance sheet at May 31, 2008 and August 31, 2007.

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

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 3—COMMITMENTS

Administrative Services Agreement

The Company utilizes certain administrative, technological and secretarial services, as well as certain limited office space provided by United Refining, Inc., its Sponsor. The Sponsor has agreed that, until the acquisition of a target business by the Company, it will make such services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay United Refining, Inc. $7,500 per month for such services commencing December 11, 2007 and terminating upon the earlier of the date the Company consummates a Business Combination or dissolves and liquidates in accordance with its amended and restated certificate of incorporation. The Company has paid the Sponsor $42,678 through May 31, 2008 for these costs.

Underwriting Agreement

In connection with the Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Deutsche Bank Securities Inc. and Maxim Group LLC, the representatives of the underwriters in the Offering (the “Underwriters”).

Pursuant to the Underwriting Agreement, the Company is obligated to the Underwriters for certain fees and expenses related to the Offering, including underwriting discounts and commissions of $31,500,000, of which $15,750,000 has been paid at the closing of the Offering and $15,750,000 has been deferred upon the consummation of a Business Combination. The deferred discount can be reduced up to $6,299,999 if up to one share less then 40% of the aggregate number of shares owned by all Public Stockholders seek redemption.

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

As of May 31, 2008, there are 30,650,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants) and all of the 1,000,000 shares of preferred stock available for issuance.

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

On December 10, 2007, our Sponsor purchased 15,600,000 common stock warrants (“Insider Warrants”) from the Company at a price of $1.00 per warrant in a private placement pursuant to Regulation D of the Securities Act of 1933, as amended. Proceeds from the sale of the Insider Warrants of $15,600,000 were placed in the Trust Account. The Insider Warrants are identical to those sold in the Offering except that none of the Insider Warrants are transferable or salable until after the Company completes a Business Combination, are not subject to redemption if held by our Sponsor or its permitted assigns and may be exercised on a “cashless” basis at any time after they become exercisable if held by our Sponsor or its permitted assigns. The holder of Insider Warrants does not have any right to any liquidation distributions with respect to the shares underlying such Insider Warrants in the event we fail to consummate a Business Combination, in which event the Insider Warrants will expire worthless.

As of May 31, 2008, there are 63,100,000 warrants outstanding. Each warrant, excluding the Sponsor Warrants, will be exercisable for one share of common stock at an exercise price of $7.00 per share, while the Sponsor Warrant will be exercisable for one share of common stock at the price of $12.50 per share. None of the warrants may be exercised until after consummation of our Business Combination and the funding in the trust account disbursed. The warrant exercise price will be paid directly to the Company and not placed in the trust account.

NOTE 5—INCOME TAXES

Provision for income taxes for the three month period ended May 31, 2008 consists of current federal tax of $647,367. The nine month period ended May 31, 2008 as well as the period from June 25, 2007 (inception) to May 31, 2008 consists of current federal tax of $1,776,167. The provisions for the three and nine months are net of a deferred benefit of $228,509.

The Company’s effective tax rate does not approximate the federal statutory rate, due to compensation costs which are not deductible for tax purposes. No provision for state and local income taxes has been made since the Company was formed as a vehicle to effect a Business Combination and, as a result does not conduct operations and is not engaged in a trade or business in any state. The Company is incorporated in Delaware and accordingly is subject to franchise taxes. Delaware franchise tax expense of $14,000 for the three and nine month periods ended May 31, 2008 ($14,000 for the period from June 25, 2007 to May 31, 2008), are included as part of formation and operating costs in the accompanying statements of operations.

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

For the three months ended May 31, 2008, the Company had a net income of $1,398,809, attributable to interest income from trust fund investments. For the nine months ended May 31, 2008, the Company had a net loss of $530,081, attributable to compensation, formation and operating costs expenses offset by interest income from trust fund investments.

For the period from June 25, 2007 (inception) through May 31, 2008, the Company had a net loss of $532,146, attributable to compensation, formation and operating costs expenses offset by interest income from trust fund investments.

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

Liquidity and Capital Resources

On December 11, 2007, we completed our initial purchase offering (“Offering”) of 45,000,000 Units. Each Unit consists of one share of our common stock, par value $0.001 per share, (the “Common Stock”) and one warrant entitling the holder to purchase one share of our Common Stock at a price of $10.00. As of May 31, 2008, we had cash of $20,234. Until the consummation of our Offering, our only source of liquidity was $300,000 of loans made to us by our founding stockholder. This loan was repaid on December 17, 2007 from the proceeds of our Offering.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of May 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in the our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended May 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 1A.	RISK FACTORS.

There has been no material changes in our Risk Factors disclosed in our registration statement on Form S-1 declared effective on December 11, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2008

UNITED REFINING ENERGY CORP. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer