Form 10-K
period 2008-08-31
United Refining Energy Corp
filed 2008-12-01
CIK 1405037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED AUGUST 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-33868

UNITED REFINING ENERGY CORP.

(Exact name of registrant as specified in its charter)

Delaware	42-1732420
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

See Table of Additional Subsidiary Guarantor Registrants

823 Eleventh Ave, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

(212) 956-5803

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value per share	NYSE Alternext US
Common Stock Purchase Warrants	NYSE Alternext US
Units consisting of one share of Common Stock and one Common Stock Purchase Warrant	NYSE Alternext US

Securities registered pursuant to Section 12 (g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of February 29, 2008, approximately $410,850,000.

As of December 1, 2008, 56,250,000 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:    None

UNITED REFINING ENERGY CORP.

ANNUAL REPORT ON FORM 10-K

This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward looking statements. Such forward-looking statements include statements regarding, among others, (a) our expectations about possible business combinations, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “approximate,” “estimate,” “believe,” “intend,” “plan,” “budget,” “could,” “forecast,” “might,” “predict,” “shall” or “project,” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found in this prospectus. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this prospectus generally. In light of these risks and uncertainties, the events anticipated in the forward-looking statements may or may not occur.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

•	our status as a development stage company;

•	our liquidation prior to a business combination;

•	the reduction of the proceeds held in the trust account due to third party claims;

•	our selection of a prospective target business or asset;

•	our issuance of our capital shares or incurrence of debt to complete a business combination;

•	delisting of our securities from the NYSE Alternext US or the ability to have our securities listed on the NYSE Alternext US following our initial business combination;

•	our ability to consummate an attractive business combination due to our limited resources and the significant competition for business combination opportunities;

•	conflicts of interest of our officers and directors;

•	potential current or future affiliations of our officers and directors with competing businesses;

•	our ability to obtain additional financing if necessary;

•	the control by our existing stockholder of a substantial interest in us;

•	the adverse effect the outstanding warrants and options may have on the market price of our common shares;

•	the existence of registration rights with respect to the securities owned by our existing stockholder;

•	the lack of a market for our securities;

•	our being deemed an investment company;

•	our dependence on our key personnel;

•	our dependence on a single company after our business combination;

•	business and market outlook;

•	our growth as a whole;

•	our and our customers’ business strategies;

•	environmental, permitting and other regulatory risks;

•	foreign currency fluctuations and overall political risk in foreign jurisdictions;

•	operating and capital expenditures by us and the energy industry;

•	our competitive position;

•	outcomes of legal proceedings;

•	expected results of operations and/or financial position;

•	future effective tax rates; and

•	compliance with applicable laws.

These risks and others described under “Risk Factors” are not exhaustive.

Any forward-looking statement made by us in this prospectus speaks only as of the date on which we make it, and is expressly qualified in its entirety by the foregoing cautionary statements. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I

ITEM 1.	BUSINESS.

Introduction

United Refining Energy Corp. (the “Company”, “we” or “us”) is a blank check company formed under the laws of Delaware on June 25, 2007. We were formed for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination of an unidentified operating business. We are focused on identifying a prospective target business in the energy industry throughout the world, with a particular focus on businesses or assets involved in the refining of petroleum and specialized products (such as petrochemicals) and services to the energy industry but our efforts in identifying a prospective target business will not be limited to the energy industry. Pursuant to our amended and restated certificate of incorporation, we have until December 11, 2009 to consummate a business combination or our existence will terminate and we will dissolve and liquidate the company. If we have entered into a definitive agreement but anticipate that we will not be able to consummate a business combination by December 11, 2009, we shall seek stockholder approval to extend the period of time to consummate a business combination by an additional six (6) months to June 11, 2010 for the purpose of consummating such business combination. In order to extend the period of time to June 11, 2010, (i) a majority of our outstanding shares of common stock and a majority of the shares of common stock voted by the public stockholders must approve an amendment to our amended and restated certificate of incorporation extending our corporate life to June 11, 2010 and (ii) public stockholders owning no more than one share less than 40.0% of the shares of common stock sold in our initial public offering may have voted against the proposed amendment and exercised their redemption rights, as described in the prospectus relating to our initial public offering.

Our efforts are focused on target businesses with one or more of the following characteristics:

•	Refining, distribution and marketing companies, including the production of petroleum and other related products.

•

As we evaluate initial business combinations, we may consider various factors such as market pricing, quality and the availability or various grades of crude oil, in addition to considering environmental factors and refinery maintenance. The combination of the above factors will be enhanced by the ability of the business to efficiently select the most profitable feedstock and product mix. We do not have a primary geographic focus, and we may seek to acquire refineries or interests in any market in which we believe we could be competitive. We may also seek to capitalize on the cost advantages of heavy, sour crude oil to light, sweet crude oil as a raw material to manufacture refined products.

•	Energy service companies, including drilling, construction, pipeline, terminal and contracting businesses.

While we are focused on potential acquisition targets in the energy industry, we may also pursue opportunities in other industries involving businesses outside of management’s expertise. The discussion below relating to the energy industry may be irrelevant if we pursue acquisition opportunities outside of this industry.

Overview and Market Opportunity: Refining/Petrochemical Sector

Refining is the process of separating hydrocarbons present in crude oil and converting them into marketable finished petroleum products, such as gasoline and diesel fuel. Crude oil is a raw material that is commonly referred to in terms of “heavy” or “light” and “sweet” or “sour”. The more viscous crude oils are “heavier” and those with high sulfur content are called “sour” (as opposed to low-sulfur “sweet” crude). The heavier and/or more sour the crude, the more difficult and time consuming it is to change into usable refined products. The type of crude oil that is used in the refining process is typically referred to as feedstock. Refiners generate profits based on the spread between the type of crude they acquire and the products into which it is converted and the price at which they can sell the finished product. Typically, the heavier and more sour the crude, the cheaper the feedstock. Refiners that are configured to convert and desulphurize the heavier feedstocks into refined products can take advantage of the less expensive feedstock, resulting in incremental gross margin opportunities. This is referred to as a refiner’s complexity. Generally, the higher the complexity and more flexible the feedstock slate, the better positioned the refinery is to make a profit.

We believe opportunities exist to acquire existing refineries that are in need of refurbishment or upgrades to meet worldwide demand and environmental regulation. Our sponsor and our directors and officers’ combined extensive experience in operating, upgrading and determining the feedstock of refineries will enable us to enhance future operating efficiencies of an acquired entity through upgrades, modifications or new feedstock mixes.

We believe that given our management’s prior experience, the energy industry will provide us with the best opportunity to consummate a business combination. Our management team is experienced in sourcing, structuring, financing and consummating acquisitions, and has extensive contacts and sources with public and private companies, private equity and venture funds, investment bankers, attorneys and accountants from which to generate substantial acquisition opportunities.

To date, our efforts have been limited to organizational activities, our initial public offering and the search for a suitable business combination. As of the date of this filing, we have not entered into any definitive agreement with any target company.

Management and Board Expertise

Our executive officers and directors have extensive experience in the energy industry as managers, principals, advisors or directors of companies operating in or providing services to the energy industry. In addition, they collectively comprise a formidable pool of expertise covering the key areas of the energy industry, with experience in negotiating and structuring transactions in the areas in which we will attempt to compete. They jointly have more than 105 years of total experience in sourcing, structuring, financing and consummating acquisitions and have contacts and sources with public and private companies, private equity and venture funds, investment bankers, attorneys and accountants from which to generate substantial acquisition opportunities. We intend to leverage the industry experience of our executive officers, including their extensive contacts, relationships and access to acquisition opportunities, by focusing our efforts on identifying a prospective target business or businesses in the energy industry, and the refining sector in particular, and negotiating the terms of such transaction.

•

Our Chairman and Chief Executive Officer, John A. Catsimatidis, is the Chairman and Chief Executive Officer of Red Apple Group, Inc., a diversified holding company with interests in the energy industry, supermarkets, airplanes and finance. Mr. Catsimatidis founded Red Apple Supermarkets, a single neighborhood grocery store in 1968. Through internal growth and a series of acquisitions, Mr. Catsimatidis has grown the operation, under the brand name “Gristedes,” into Manhattan’s largest supermarket chain. Mr. Catsimatidis is also currently the Chairman of the Board and Chief Executive Officer of United Refining Company, a wholly-owned subsidiary of our sponsor and an integrated refiner and marketer of petroleum products in western New York and northwestern Pennsylvania. Mr. Catsimatidis has held these positions for over 20 years, when his wholly-owned company, United Acquisition Corp., purchased United Refining, Inc., United Refining Company’s parent and our sponsor, while United Refining Company was in bankruptcy proceedings. Mr. Catsimatidis negotiated a plan of reorganization in bankruptcy proceedings, where creditors received 100% of their proven claims plus post-petition interest. He also served as President of United Refining Company from February 1986 until September 1996.

•	Our President and a director of our company, Myron L. Turfitt, is currently President and Chief Operating Officer of United Refining Company, and has held these positions since September 1996,

and has held several executive positions at United Refining Company since 1981. Mr. Turfitt is a CPA with over 30 years of financial and operations experience in all phases of the petroleum business including exploration and production, refining and retail marketing. His experience covers both fully-integrated major oil companies and large independents.

•

Our Chief Financial Officer, James E. Murphy, is currently Chief Financial Officer of United Refining Company and has held this position since 1997. He has held other accounting and internal auditing positions with United Refining Company, including Vice President—Finance and Director of Internal Auditing. Mr. Murphy is a CPA, and prior to joining United Refining Company, had over 15 years experience in accounting and auditing with banking, public accounting and manufacturing companies.

•

Our Secretary, John R. Wagner, is currently the Vice President, General Counsel and Secretary to each of United Refining Company, United Acquisition Corp., and certain of its subsidiaries, and has held these positions since 1997. Prior to joining United Refining Company, Mr. Wagner served as Counsel to Dollar Bank, F.S.B. from 1988 to 1997.

•

Our director, Theodore P. Nikolis, has been a director since July 2007. He is currently Senior Counsel to The Royal Bank of Scotland (LSE:RBS), and has held this position since 2005. Approximately 20 years ago, Mr. Nikolis began his involvement in the electric power sector as a project finance attorney at the firm of Chadbourne & Parke. From January 2000 to October 2005, Mr. Nikolis was a principal of Nikolis & Associates, LLC, a consulting firm focused on distressed debt providing turnaround strategies, debt restructuring, collateral sales and bankruptcy options for the maximization of asset and/or collateral value in distressed situations. From January 2003 to October 2005, Mr. Nikolis was also a member of Odysseus Energy Inc., a private equity group targeting distressed electric generating facilities. From March 1998 to January 2000, Mr. Nikolis managed the closure of Coutts & Co.’s New York office, the private banking subsidiary of NatWest. Mr. Nikolis previously managed the short term operation, financial restructuring and ultimate liquidation of over $1 billion of distressed co-generation and independent power production facilities.

•

Our director, Michael Bilirakis, has been a director since September 2007. In January 2007, Mr. Bilirakis returned to the practice of law, which he previously engaged in from 1968 to 1984, and established the Bilirakis Law Group. From January 1983 until his retirement in January 2007, Mr. Bilirakis served in the U.S. House of Representatives as a representative of the Ninth District of Florida. During his tenure, Mr. Bilirakis served on the House Energy and Commerce Committee for 22 years. From 1992 to 2006, Mr. Bilirakis served as a member of the North Atlantic Treat Organization (NATO) Parliamentary Assembly, which brings together members of the U.S. Congress with members of parliaments throughout NATO to facilitate awareness and understanding of key security issues and to provide transparency of NATO policies.

Subsequent to the consummation of a business combination, we believe that the strengths of our officers and directors, particularly their extensive operations experience in the energy industry, will be valuable with respect to operating any business we may acquire.

Effecting a Business Combination

General

We were formed for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination of an unidentified operating business. We are focused on identifying a prospective target business in the energy industry throughout the world, with a particular focus on businesses or assets involved in the refining of petroleum and specialized products (such as petrochemicals) and services to the energy industry but our efforts in identifying a prospective target business will not be limited to the energy industry.

Subject to the requirement that our business combination must be with a target business having a fair market value that is at least 80.0% of our net assets held in the trust account (exclusive of the underwriters’ deferred underwriting compensation plus interest thereon, net of taxes payable, held in the trust account) at the time of such acquisition, there are no limitations on the type of investments we can make or the percentage of our total assets that may be invested in any one investment. Accordingly, other than the requirement that our business combination must be with a target business having a fair market value that is at least 80.0% of our net assets held in the trust account (exclusive of the underwriters’ deferred underwriting compensation plus interest thereon, net of taxes payable, held in the trust account) at the time of such acquisition, our investment policies may be changed from time to time at the discretion of our board of directors, without a vote of our stockholders. Additionally, no limits have been set on the concentration of investments in any location or product type.

Our business combination may take the form of a joint venture wherein we acquire less than a 100.0% ownership interest in certain properties, assets or entities. We intend to pursue a transaction in which our stockholders would continue to own a controlling interest of our company. However, we could pursue a transaction, such as a reverse merger or other similar transaction, in which we issue a substantial number of new shares and, as a result, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares subsequent to such transaction. In such case, the remaining ownership interest may be held by third parties who may or may not have been involved with the properties, assets or entities prior to our acquisition of such ownership interest. With a joint venture, we will face additional risks, including the additional costs and time required to investigate and otherwise conduct due diligence on potential joint venture partners and to negotiate joint venture agreements. Moreover, the subsequent management and control of a joint venture will entail risks associated with multiple owners and decision makers.

We have not entered into any definitive agreement with a target business

We continue to search for a potential candidate for a business combination and we have not entered into any definitive agreements with any target business for a business combination.

Subject to the limitation that a target business have a fair market value of at least 80.0% of our net assets held in the trust account (exclusive of the underwriters’ deferred underwriting compensation plus interest thereon, net of taxes payable, held in the trust account) at the time of the acquisition, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective transaction candidate. Although our management will endeavor to evaluate the possible merits and risks inherent in a particular target company, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

Target business candidates have be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community who are aware that we are seeking a business combination partner via public relations and marketing efforts, direct contact by management or other similar efforts, who may present solicited or unsolicited proposals. Any finder or broker would only be paid a fee upon the consummation of a business combination. The fee to be paid to such persons would be a percentage of the fair market value of the transaction with the percentage to be determined in an arm’s length negotiation between the finder or broker and us based on market conditions at the time we enter into an agreement with such finder or broker. Target businesses also may be brought to our attention by our officers and directors, through their network of joint venture partners and other industry relationships located in the United States and elsewhere that regularly, in the course of their daily business activities, see numerous varied opportunities. Target businesses may also be brought to our attention by unaffiliated sources such as brokers or others as a result of being solicited by us through calls or mailings. Unaffiliated sources, such as brokers may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this prospectus and know what types of businesses we are targeting. In no event will any of our existing officers, directors or stockholders or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or any other form of compensation, including the issuance of any securities of the company, prior to, or for any services they render, in order to effectuate the consummation of a business combination.

Selection of a target business and structuring of a business combination

Subject to the requirement that our business combination must be with a target business having a fair market value that is equal to at least 80.0% of our net assets held in the trust account (exclusive of the underwriters’ deferred underwriting compensation plus interest thereon, net of taxes payable, held in the trust account) at the time of such acquisition, our management has virtually unrestricted flexibility in identifying and selecting prospective target businesses. In evaluating a prospective target business, our management may consider, among other factors, the following factors likely to affect the performance of the investment:

•	earnings and growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	financial condition and results of operation;

•	barriers to entry;

•	stage of development of the products, processes or services;

•	breadth of services offered;

•	degree of current or potential market acceptance of the services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, a review of all relevant financial and other information which is made available to us. We also seek to have all owners of any prospective target business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. If any prospective business or owner refused to execute such agreement, it is unlikely we would continue negotiations with such business or owner.

While we are focused on potential acquisition targets in the energy industry, we may also pursue opportunities in other industries. If an attractive acquisition opportunity is identified in another industry prior to the time we identify an acquisition opportunity in the energy industry, we may pursue such other opportunity. There is no time or date certain or monetary milestone associated with when we may begin looking for acquisition opportunities outside of the energy industry. To the extent we are able to identify multiple acquisition targets and options as to which business or assets to acquire as part of an initial transaction, we will seek to consummate the acquisition which is most attractive and provides the greatest opportunity for creating stockholder value. The determination of which entity is the most attractive will be based on our analysis of a variety of factors, including whether such acquisition would be in the best interests of our securityholders, the purchase price, the terms of the sale, the perceived quality of the assets and the likelihood that the transaction will close. If we are unable to consummate a business combination within the allotted time periods set forth in this prospectus and in our amended and restated certificate of incorporation, we will liquidate our trust account and any other assets to our public stockholders.

The time and costs required to select and evaluate a particular target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. While we may pay fees or compensation to third parties for their efforts in introducing us to a potential target business, in no event, however, will we pay any of our existing officers, directors or stockholders or any entity with which they are affiliated any finder’s fee or other compensation, including in the form of the company’s securities, for services rendered to us or in connection with the consummation of the initial business combination.

Fair market value of target business

The initial target business that we acquire must have a fair market value equal to at least 80.0% of our net assets held in the trust account (exclusive of the underwriters’ deferred underwriting compensation plus interest thereon, net of taxes payable, held in the trust account) at the time of such acquisition, subject to the redemption rights described below, although we may acquire a target business whose fair market value significantly exceeds 80.0% of our net assets held in the trust account (exclusive of the underwriters’ deferred underwriting compensation plus interest thereon, net of taxes payable, held in the trust account). To accomplish this, we may seek to raise additional funds through credit facilities or other secured financings or a private offering of debt or equity securities if such funds are required to consummate such a business combination. To date, we have not had any preliminary discussions, or made any agreements or arrangements, with respect to financing arrangements with any third party.

Prior to entering into an agreement for a target business, the fair market value of such target business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an independent investment banking firm which is a member of FINRA and is reasonably acceptable to the representative of the underwriters in our initial public offering, stating whether the fair market value meets the 80.0% of net assets held in the trust account at the time of the acquisition threshold. If such an opinion is obtained, we anticipate distributing copies, or making a copy of such opinion available, to our stockholders. We will not be required to obtain an opinion from a third party as to the fair market value if our board of directors independently determines that the target business complies with the 80.0% threshold unless there is a conflict of interest with respect to the transaction.

To the extent that our business combination consists of the acquisition of assets that do not have historical financial information, and they are refining assets, we will determine whether such business combination has a fair market value of at least 80.0% of the amount in our trust account based on the value of the assets, as determined by the advice of our advisors consistent with industry practice. Such valuation will factor in, among other things, the revenue stream generated from ongoing operations and analysis of recent public transactions providing valuation criteria based on the Nelson Complexity Index and/or valuation based on dollar value per barrel of crude thruput capacity.

Possible lack of business diversification

Our business combination must be with a target business which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, we expect to have the ability to effect only a single business combination, although this process may entail the simultaneous acquisitions of several businesses. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities that may have the resources to complete several business combinations of entities or assets operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity or asset, our lack of diversification may:

•

subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

In the event we ultimately determine to simultaneously acquire several businesses or assets and such businesses or assets are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business or assets is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the businesses or assets into a single operating business.

Limited ability to evaluate the target business’s management

Although we intend to closely scrutinize the incumbent management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment will prove to be correct. In addition, we cannot assure you that new members that join our management following a business combination will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While our current officers and directors may remain associated in senior management or advisory positions with us following a business combination, they may not devote their full time and efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with such business combination, which would be negotiated at the same time as the business combination negotiations are being conducted and which may be a term of the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Opportunity for stockholder approval of business combination

Prior to the completion of our business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will also submit to our stockholders for approval a proposal to amend our amended and restated certificate of incorporation to provide for our corporate life to continue perpetually following the consummation of such business combination. Any vote to extend the corporate life to continue perpetually following the consummation of a business combination will be taken only if the business combination is approved. We will only consummate a business combination if stockholders vote both in favor of such business combination and our amendment to extend our corporate life. Under Delaware law, the approval of the proposal to amend our amended and restated certificate of incorporation to provide for our perpetual existence in connection with a business combination would require the affirmative vote of a majority of the shares of common stock outstanding. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, which, among other matters, will include a description of the operations of the target business and, if applicable, historical financial statements of a target business.

In connection with the stockholder vote required to approve any business combination, our existing stockholder has agreed to vote all of its shares of common stock owned by it prior to our initial public offering in accordance with a majority of the public stockholders who vote at the special or annual meeting called for the purpose of approving a business combination. Our existing stockholder and our officers and directors have also agreed that if they acquire shares of common stock in or following completion of our initial public offering, they will vote such acquired shares of common stock in favor of a business combination. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 40.0% of the shares of common stock sold in our initial public offering exercise their redemption rights on a cumulative basis. Voting against the extended period or the business combination alone will not result in redemption of a stockholder’s shares of common stock into a pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described below.

Redemption rights

At the time we seek stockholder approval of the extended period or of the initial business combination, we will offer to each public stockholder the right to have such stockholder’s shares of common stock redeemed for cash if the stockholder votes against the extended period or the business combination and the amendment to our amended and restated certificate of incorporation is approved and filed with the Secretary of State of Delaware or the business combination is approved and completed. The actual per-share redemption price will be equal to the amount in the trust account, inclusive of any interest income earned on the trust account (but net of: (i) taxes payable on the interest income and State of Delaware franchise taxes and (ii) up to $3,700,000 of interest income released to us to fund our working capital, divided by the number of shares of common stock sold in our initial public offering). Without taking into account interest earned on the trust account or taxes payable on such interest, the initial per-share redemption price would be approximately $9.97. Because the initial per share redemption price is $9.97 per share (plus any interest earned on the trust account but net of: (i) taxes payable on the interest income and State of Delaware franchise taxes and (ii) up to $3,700,000 of interest income released to us to fund our working capital), which may be lower than the market price of the common stock on the date of the redemption, there may be a disincentive on the part of public stockholders to exercise their redemption rights.

If a business combination is approved, stockholders that vote against the extended period or the business combination and elect to redeem their shares of common stock for cash will be entitled to receive their pro-rata portion of the $15,750,000 ($.35 per share) of the underwriters’ deferred underwriting compensation held in the trust account along with any accrued interest thereon, net of taxes payable thereon.

Whether the redemption threshold is exceeded will be determined by adding the percentage of public stockholders that redeem their shares of common stock in connection with the approval of the extended period to the percentage of public stockholders that redeem their shares of common stock in connection with a proposed business combination. In the event that 40.0% or more of the public stockholders vote against a proposal to approve the extended period and exercise their redemption rights, our corporate life will not be extended and our company’s existence will be terminated if we cannot consummate a business combination within the appropriate time period. If the extended period is approved and less than 40.0% of our public stockholders vote against the extended period and exercise their redemption rights (or if we never solicit stockholder approval of an extended period), then we shall proceed with a business combination if, in addition to other necessary approvals, the number of public stockholders voting against the proposed business combination and exercising their redemption rights does not exceed 40.0% of the number of shares held by our public stockholders on a cumulative basis with the stockholders who previously exercised their redemption rights in connection with the proposal to approve the extended period, if applicable.

An eligible stockholder may request redemption at any time after the mailing to our stockholders of the proxy statement prior to the vote taken with respect to the extended period or a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the extended period or the business combination and the amendment to our amended and restated certificate of incorporation is approved and filed with the Secretary of State of Delaware or the business combination is approved and completed. Additionally, we may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the extended period or the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for the extended period or any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time we send out our proxy statement through the vote on the extended period or the business combination to tender his shares if he wishes to seek to exercise his redemption rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, because we do not have any control over this process, it may take significantly longer than we anticipated. Traditionally, in order to perfect redemption rights in connection with a blank check company’s business combination, a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to redeem. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the stock in the market. If the price rose above the redemption price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the extended period or the business combination is approved. There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker $35.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares prior to the meeting. The need to deliver shares is a requirement of redemption regardless of the timing of when such delivery must be effectuated. However, in the event we require holders seeking to exercise redemption rights to tender their shares prior to the meeting and the extended period is not approved or the proposed business combination is not consummated (and therefore we would not be obligated to redeem the tendered shares), this may result in an increased cost to stockholders when compared to the traditional process if the tendering broker passes the cost on to the redeeming holder.

Any request for redemption, once made, may be withdrawn at any time up to the date of the meeting. Furthermore, if a stockholder delivered his certificate for redemption and subsequently decided prior to the meeting not to elect redemption, he may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to stockholders entitled to redeem their shares who elect redemption will be distributed promptly after the filing of an amendment to our amended and restated certificate of incorporation with the Secretary of State of Delaware or the completion of a business combination, as the case may be. Public stockholders who redeem their stock into their share of the trust account still have the right to exercise any warrants they still hold.

If, notwithstanding a stockholder’s vote, the extended period is approved or the proposed business combination is consummated, then such stockholder will be entitled to receive $9.97 per share plus interest earned on the trust account (net of: (i) taxes payable on the interest earned on the trust account and State of Delaware franchise taxes and (ii) up to $3,700,000 of interest income released to us to fund our working capital) as of date which is two business days prior to the filing of an amendment to our amended and restated certificate of incorporation with the Secretary of State of Delaware or the proposed consummation of the business combination. If a stockholder exercises his redemption rights, then he will be exchanging his shares of our common stock for cash and will no longer own these shares of common stock.

If a vote on our initial business combination is held and the business combination is not approved, we may continue to try to consummate a business combination with a different target until December 11, 2009 or until June 11, 2010 in the event our stockholders approve the extended period. If the extended period is not approved or the initial business combination is not approved or completed for any reason, then public stockholders voting against our initial business combination who exercised their redemption rights would not be entitled to redeem their shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account. In such case, if we have required public stockholders to tender their certificates prior to the meeting, we will promptly return such certificates to the tendering public stockholder. Public stockholders would be entitled to receive their pro rata share of the aggregate amount on deposit in the trust account only in the event that the extended period they voted against is approved and an amendment to our amended and restated certificate of incorporation is filed with the Secretary of State of Delaware or the initial business combination they voted against was duly approved and subsequently completed, or in connection with our liquidation. If a stockholder redeems his shares of common stock, he will still have the right to exercise the warrants received as part of the units purchased in the offering in accordance with the terms hereof. If the extended period is not approved or the proposed business combination is not consummated then a stockholder’s shares will not be redeemed for cash, even if such stockholder elected to redeem.

Liquidation if no business combination

Our amended and restated certificate of incorporation provides that we will continue in existence only until December 11, 2009. This provision may not be amended except in connection with a proposal to approve the extended period or the consummation of a business combination. If we have not completed a business combination by such date, as extended, our corporate existence will cease except for the purposes of winding up our affairs liquidating, pursuant to Section 278 of the Delaware General Corporation Law. This has the same effect as if our board of directors and stockholders had formally voted to approve our dissolution pursuant to Section 275 of the Delaware General Corporation Law. Accordingly, limiting our corporate existence to a specified date as permitted by Section 102(b)(5) of the Delaware General Corporation Law removes the necessity to comply with the formal procedures set forth in Section 275 (which would have required our board of directors and stockholders to formally vote to approve our dissolution and liquidation and to have filed a certificate of dissolution with the Delaware Secretary of State). We view this provision terminating our corporate existence on December 11, 2009 or June 11, 2010 in the event the stockholders approve the extended period as an obligation to our stockholders and our officers and directors have agreed they will not propose, or vote in favor of, any amendment to these provisions other than in connection with a proposal to approve the extended period or the consummation of a business combination.

A liquidation after our existence terminates by operation of law would occur in the event that a business combination is not consummated by December 11, 2009 or June 11, 2010 in the event our public stockholders approve the extended period. In the event we liquidate after termination of our existence, we anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution.

United Refining, Inc., our sponsor, has waived its right to participate in any distribution with respect to shares of common stock owned by it immediately prior to our initial public offering or upon our dissolution and liquidation if we fail to consummate a business combination, including with respect to the common stock underlying all warrants it owns. There will be no distribution with respect to our warrants which will expire worthless. We expect that all costs associated with the implementation and completion of our liquidation will be funded by any remaining net assets outside of the trust account although we cannot assure you that there will be sufficient funds for such purpose. If such funds are insufficient, our sponsor has agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) in the case of a liquidation after our termination of existence by operation of law on December 11, 2009 or June 11, 2010 in the event our stockholders approve the extended period and has agreed not to seek repayment for such expenses.

If we were to expend all of the net proceeds of this offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be approximately $9.97 (of which approximately $0.35 per share is attributable to the underwriters’ deferred underwriting compensation), or $0.03 less than the per-unit offering price of $10.00 in our initial public offering. There can be no assurance that any redeeming stockholder will receive equal to or more than his, her or its full invested amount. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share liquidation price will not be less than approximately $9.97, plus interest (net of: (i) taxes payable on the interest income and State of Delaware franchise taxes and (ii) up to $3,700,000 of interest income released to us to fund our working capital), due to claims of creditors. Although we will seek to have all vendors, service providers, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we will perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management will perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

In order to protect the amounts held in the trust account, our sponsor, United Refining, Inc., has agreed to indemnify us for claims of creditors, vendors, service providers and target businesses that have not executed a valid and binding waiver of their right to seek payment of amounts due to them out of the trust account to the extent necessary to maintain $9.97 per share in the trust account. Additionally, the underwriters of our initial public offering have agreed to forfeit any rights or claims against the proceeds held in the trust account which includes a portion of their underwriters’ discount. Based on information we have obtained from our sponsor, we currently believe that our sponsor is of substantial means and capable of funding a shortfall in our trust account, even though we have not asked it to reserve for such an eventuality. We cannot assure you, however, the sponsor would be able to satisfy those obligations.

In the event that the proceeds in the trust account are reduced and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors will determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual per share liquidation price will not be less than $9.97 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. We also will have access to up to $3,850,000 (comprised of $150,000 of offering proceeds held outside of the trust account and up to $3,700,000 of interest income (net of taxes payable on the interest income and State of Delaware franchise taxes) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation after the termination of our existence by operation of law on December 11, 2009 or June 11, 2010 in the event our stockholders approve the extended period, currently estimated at up to $15,000). In the event we obtain a valid and enforceable waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our stockholders from a vendor, service provider, prospective target business or other entity, the indemnification from our sponsor will not be available. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from the liquidation of our trust account could be liable for claims made by creditors.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, as stated above, if we do not effect a business combination by December 11, 2009 or June 11, 2010 in the event our stockholders approve the extended period, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after such time period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them and any liability of our stockholders may extend well beyond the third anniversary of such date. Because we will not be complying with Section 280, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any claims of creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to our distributing the funds in the trust account to our public stockholders. We have not assumed that we will have to provide for payment on any claims that may potentially be brought against us within the subsequent 10 years due to the speculative nature of such an assumption. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or potential target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $9.97 per share. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after the termination of our corporate existence, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only in the event of our liquidation or if they seek to redeem their respective shares of common stock into cash upon the approval of the extended period or a business combination which the stockholder voted against and which is filed with the Secretary of State of Delaware or which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. Voting against the extended period or the business combination alone will not result in redemption of a stockholder’s shares of common stock into a pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Competition

We have encountered intense competition from other entities having a business objective similar to ours, including other blank check companies and other entities, domestic and international, competing for the type of businesses that we may intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to the energy industry. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete with respect to large acquisitions is limited by our available financial resources, giving a competitive advantage to other acquirers with greater resources.

Our competitors may adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, the number of entities and the amount of funds competing for suitable investment properties, assets and entities may increase, resulting in increased demand and increased prices paid for such investments. If we pay higher prices for a target business, our profitability may decrease and we may experience a lower return on our investments. Increased competition may also preclude us from acquiring those properties, assets and entities that would generate the most attractive returns to us.

Further, the following may not be viewed favorably by certain target businesses:

•

our obligation to seek stockholder approval of a business combination or obtain the necessary financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may delay or prevent the completion of a transaction;

•	our obligation to redeem into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination;

•

the requirement to acquire assets or an operating business that has a fair market value equal to at least 80.0% of our net assets held in the trust account (exclusive of the underwriters’ deferred underwriting compensation plus interest thereon, net of taxes payable, held in the trust account) at the time of the acquisition could require us to acquire several assets or closely related operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination; and

•	our outstanding warrants and the potential future dilution they represent, may not be viewed favorably by certain target businesses.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

We maintain our principal executive offices at 823 Eleventh Avenue, New York, New York 10019. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Employees

We have four executive officers: John A. Catsimatidis, Myron L. Turfitt, James E. Murphy and John R. Wagner. None of our officers, on all of whom we will be dependant upon prior to effecting a business combination, have entered into employment agreements with us and none are obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period will vary based on whether we are in the process of (i) seeking a potential target business, or (ii) performing due diligence on one or more target businesses or (iii) completing the business combination for a selected target business. Our officers may spend more time than others, or no time at all, on the various phases of the acquisition process depending on their competing time requirements apart from our business and their particular areas of expertise. We do not intend to have any full time employees prior to the consummation of a business combination.

ITEM 1A.	RISK FACTORS.

Investing in our securities involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this prospectus before making a decision to invest in our units. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial conditions or results of operating may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Related to Our Current Business

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a development stage company with no operating results to date. Since we do not have any operations or an operating history, you have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more operating businesses or assets with a particular focus on businesses or assets involved in the refining of petroleum products, but will not be limited to pursuing acquisition opportunities only within that industry. We have no plans, arrangements or understandings with any prospective target business with respect to a business combination. We will not generate any revenues or income until, at the earliest, after the consummation of a business combination. We cannot assure you as to when or if a business combination will occur. We have no present revenue and will not generate any revenues until, at the earliest, after the completion of a business combination. If we expend all of the proceeds from our initial public offering not held in trust and interest income earned of up to $3.7 million (net of income taxes on such interest and State of Delaware franchise taxes) on the balance of the trust account that may be released to us to fund our working capital requirements in seeking an initial business combination, but fail to complete such a combination, we will never generate any operating revenues.

We may not be able to consummate a business combination within the required timeframe, in which case, we will be forced to liquidate.

Pursuant to our amended and restated certificate of incorporation, we will continue in existence only until December 11, 2009 or, in the event our stockholders approve the extended period, then only until June 11, 2010. If we fail to consummate a business combination within the required time frame, our corporate existence will, in accordance with our amended and restated certificate of incorporation, cease except for the purposes of winding up our affairs and liquidating. We may not be able to find a suitable target business within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination. We view these provisions as obligations to our stockholders and our officers and directors have agreed they will not propose, or vote in favor of, any amendment to this provision other than in connection with the proposal to approve the extended period or in connection with a business combination. In addition, we will not support, directly or indirectly, or in any way endorse or recommend, that stockholders approve an amendment or modification to such provision if it does not appear we will be able to consummate a business combination within the foregoing time periods. United Refining Inc., our sponsor, has waived its rights to participate in any liquidation distribution with respect to the shares of common stock owned by it prior to our initial public offering, including the shares of common stock underlying the warrants it owns. There will be no distribution from the trust account with respect to our warrants which will expire worthless. We will pay the costs of liquidation, which we currently estimate to be up to $15,000, from our remaining assets outside of the trust account. In addition, our sponsor has agreed to indemnify us for all claims of creditors to the extent that we fail to obtain valid and enforceable waivers from vendors, service providers, prospective target business or other entities in order to protect the amounts held in trust.

Unlike other blank check companies, we are permitted, pursuant to our amended and restated certificate of incorporation, to seek to extend the date before which we must complete an initial business combination to 30 months. As a result, your funds may be held in the trust account for up to thirty months.

Unlike other blank check companies, if we have entered into a definitive agreement but anticipate that we will not be able to consummate a business combination by December 11, 2009, we shall seek to extend the date before which we must complete our business combination, to avoid being required to liquidate, to June 11, 2010 by calling a special meeting of our stockholders for the purpose of soliciting their approval for such extension. If the proposal for the extension to June 11, 2010 is approved by our stockholders, we will have an additional 6 months within which to complete our initial business combination. As a result we may be able to hold your funds in the trust account for up to 30 months from the date our initial public offering was consummated and thus delay the receipt by you of your funds from the trust account on redemption in connection with a proposed business combination or liquidation.

You will not have any rights or interest in funds from the trust account, except under certain limited circumstances.

Our public stockholders will be entitled to receive funds from the trust account only in the event of our liquidation or if they seek to redeem their respective shares of common stock into cash upon the approval of the extended period the stockholder voted against and the filing of an amendment to our amended and restated

certificate of incorporation with the Secretary of State of Delaware or upon a business combination which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind in the trust account.

If we are forced to liquidate before the completion of a business combination and distribute the trust account, our public stockholders may receive significantly less than $9.97 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we seek to have all vendors, target businesses, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements, or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we will perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and not seek recourse against the trust account for any reason. Accordingly, the proceeds held in the trust account could be subject to claims that could take priority over the claims of our public stockholders and the per-share liquidation price could be less than the $9.97 per share held in the trust account, plus interest (net of any taxes due on such interest and franchise taxes payable to the State of Delaware, which taxes shall be paid from the trust account, and any other amounts released to us described elsewhere in this prospectus), due to claims of such creditors. United Refining, Inc., our sponsor, has agreed to indemnify and hold us harmless against liabilities, claims, damages and expenses to which we may become subject as a result of any claim by any target business, prospective target business, vendor or other entity owed money by us for services rendered or products sold to us to the extent necessary to ensure that such claims do not reduce the amount in the trust account. We cannot assure you that our sponsor will be able to satisfy those obligations. The indemnification provisions are set forth in the insider letter executed by our sponsor in connection with our initial public offering.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them.

Our independent directors may decide not to enforce the indemnification obligations of United Refining, Inc., our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders upon liquidation.

United Refining, Inc., our sponsor, has agreed to indemnify and hold us harmless against liabilities, claims, damages and expenses to which we may become subject as a result of any claim by any target business, prospective target business, vendor or other entity owed money by us for services rendered or products sold to us to the extent necessary to ensure that such claims do not reduce the amount in the trust account. In the event that the proceeds in the trust account are reduced and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether we would take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take action on our behalf against our sponsor to enforce its indemnification obligations, it is possible that our independent directors in exercising their business judgment may choose not to do so in a particular instance. If our independent directors choose not to enforce the indemnification obligations of our sponsor, the amount of funds in the trust account available for distribution to our public stockholders may be reduced and the per share liquidation distribution could be less that the initial $9.97 per share.

If we are forced to liquidate before a business combination, our warrants will expire worthless.

If we are unable to complete a business combination and are forced to liquidate the trust account, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless.

If we are unable to consummate a business combination, our public stockholders will be forced to wait the full 24 months or, if a public stockholder approves the extended period, then the full 30 months, before receiving liquidation distributions.

We have 24 months from the date of the prospectus relating to our initial public offering or, in the event our stockholders approve the extended period, we have 30 months from such date in which to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought redemption of their shares. Only after the expiration of this full time period will public stockholders be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until such date.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

Subject to there being a current prospectus under the Securities Act of 1933, as amended, with respect to the common stock issuable upon exercise of the warrants, we may redeem the warrants issued as a part of our units sold in our initial public offering at any time after the warrants become exercisable in whole and not in part, at a price of $.01 per warrant, upon a minimum of 30 days prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $14.25 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. In addition, we may not redeem the warrants unless the warrants comprising the units sold in our initial public offering and the shares of common stock underlying those warrants are covered by an effective registration statement from the beginning of the measurement period through the date fixed for the redemption.

Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants. We expect most purchasers of our warrants will hold their securities through one or more intermediaries and consequently you are unlikely to receive notice directly from us that the warrants are being redeemed. If you fail to receive notice of redemption from a third party and your warrants are redeemed for nominal value, you will not have recourse to us.

Although we are required to use our best efforts to have an effective registration statement covering the issuance of the shares of common stock underlying the warrants at the time that our warrant holders exercise their warrants, we cannot guarantee that a registration statement will be effective, in which case our warrant holders may not be able to exercise our warrants and therefore the warrants could expire worthless.

Holders of our warrants will be able to exercise the warrants only if (i) a current registration statement under the Securities Act of 1933 relating to the shares of our common stock underlying the warrants is then effective and (ii) such shares of common stock are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although we have undertaken in the Warrant Agreement, and therefore have a contractual obligation, to use our best efforts to maintain a current registration statement covering the shares of common stock underlying our public warrants to the extent required by federal securities laws, and we intend to comply with our undertaking, we cannot assure that we will be able to do so. If we are not able to do so, holders will be unable to exercise their warrants and we will not be required to net-cash settle any such warrant exercise and therefore the warrants could expire worthless. The value of the warrants may be greatly reduced if a registration statement covering the shares of common stock issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Holders of warrants who reside in jurisdictions in which the shares of common stock underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws.

Unlike other blank check companies, we allow our public stockholders holding up to one share less than 40.0% of the shares sold in our initial public offering on a cumulative basis to exercise their redemption rights if they vote against a proposed business combination presented to stockholders for their approval. This higher threshold will make it easier for us to consummate a business combination with which you may not agree.

When we seek stockholder approval of the extended period or a business combination, we will offer each public stockholder (but not our sponsor with respect to any shares it owned prior to the consummation of our initial public offering) the right to have his, her or its shares of common stock redeemed for cash if the stockholder votes against the business combination (on a cumulative basis with the stockholders who previously exercised their redemption rights in connection with the stockholder vote required to approve the extended period, if any) and the business combination is approved and consummated. We will consummate the initial business combination only if the following two conditions are met: (i) a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and (ii) public stockholders owning 40.0% or more of the shares sold in our initial public offering do not vote against the business combination and exercise their redemption rights on a cumulative basis with the stockholders who previously exercised their redemption rights in connection with the stockholder vote required to approve the extended period. Most other blank check companies have a redemption threshold of 20.0%, which makes it more difficult for such companies to consummate their initial business combination. Thus, because we permit a larger number of stockholders to exercise their redemption rights, it will be easier for us to consummate an initial business combination with a target business which you may believe is not suitable for us.

Unlike other blank check companies, we allow our public stockholders holding up to one share less than 40.0% of shares of common stock sold in our initial public offering on a cumulative basis to exercise their redemption rights if they vote against a proposed business combination presented to stockholders for their approval. The ability of a larger number of our stockholders to exercise their redemption rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

Unlike other blank check offerings which have a 20.0% threshold, we allow our public stockholders holding up to one share less than 40.0% of the shares sold in our initial public offering to exercise their redemption rights (on a cumulative basis with the stockholders who previously exercised their redemption rights in connection with the stockholder vote required to approve the extended period, if any). However, we still must acquire a business or assets with a fair market value equal to at least 80.0% of our net assets held in the trust account (exclusive of the underwriters’ deferred underwriting compensation plus interest accrued thereon held, net of taxes payable, in the trust account). Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such redemption rights, we may either need to reserve part of the trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their redemption rights than we expect. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

Exercise of redemption rights must be effected pursuant to a specific process which may take time to complete and may result in the expenditure of funds by stockholders seeking redemption.

A stockholder requesting redemption of his, her or its shares of common stock for cash may do so at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposal to approve the extended period or a proposed business combination. A stockholder would have from the time we send out our proxy statement through the vote on a proposal to approve the extended period or the business combination to tender (either electronically or through the delivery of physical stock certificates) his shares of common stock if he, she or it wishes to seek to exercise his, her or its redemption rights, a period which is expected to be not less than 10 days nor more than 60 days. There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker $35.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. There may be additional mailing and other nominal charges depending on the particular process used to tender common stock. Although we believe the time period, costs and other potential burdens associated with the tendering process are not onerous for an average investor, this process may result in additional burdens for stockholders, including mis-delivery or any other defect in the tendering process.

Additionally, if a vote on our initial business combination is held and the business combination is not approved, we may continue to try to consummate a business combination with a different target until twenty four months from the date of the prospectus relating to our initial public offering or until thirty months from such date in the event our stockholders approve the extended period. If the extended period or the initial business combination is not approved or completed for any reason, public stockholders voting against such extended period or our initial business combination, as the case may be, who exercised their redemption rights would not be entitled to redeem their shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account. In such case, if we have required public stockholders to tender their certificates prior to the meeting, we will promptly return such certificates to the tendering public stockholder. In such case, they would then have to comply with the tendering process again for any vote against a subsequent business combination.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until 24 months from the date of the prospectus relating to our initial public offering (or by 30 months from such date in the event our stockholders approve the extended period). If we have not completed a business combination by such date and amended this provision in connection therewith, pursuant to the Delaware General Corporation Law, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after dissolution and, therefore, we do not intend to comply with those procedures. Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the Delaware General Corporation Law, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust account to stockholders. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them and any liability of our stockholders may extend well beyond the third anniversary of such date. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us. In the event of our liquidation, we may have to adopt a plan to provide for the payment of claims that may potentially be brought against us, which could result in the per-share liquidation amount to our stockholders being significantly less than $9.97.

In certain circumstances, our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing itself and our company to claims of punitive damages.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after the termination of our existence by operation of law, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

If the net proceeds of our initial public offering not being placed in the trust account together with interest earned on the trust account available to us are insufficient to allow us to operate for at least until December 11, 2009 (or June 11, 2010 in the event our stockholders approve the extended period), we may not be able to complete a business combination.

We currently believe that the funds available to us outside of the trust account, together with up to $3,700,000 of interest earned on the trust account that may be released to us will be sufficient to allow us to operate for at least until December 11, 2009 (or June 11, 2010 in the event our stockholders approve the extended period), assuming that a business combination is not consummated during that time. Based upon the experience of the members of our board and consultation with them regarding a reasonable budget for consummating a transaction of this kind and nature, and a review of budgets publicly disclosed by blank-check companies, we determined that this was an appropriate approximation of the expenses. If costs are higher than expected we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, any potential target businesses. In such event, we would need to obtain additional funds from our initial stockholder or another source to continue operating. We could use a portion of these funds to pay due diligence costs in connection with a potential business combination or to pay fees to consultants to assist us with our search for a target business. We could also use a portion of these funds as a down payment, “reverse break-up fee” (a provision in a merger agreement designed to compensate the target for any breach by the buyer which results in a failure to close the transaction), or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with others on terms more favorable to such target businesses) with respect to a particular proposed business combination. If we entered into such a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise) or if we agree to a reverse break-up fee and subsequently were required to pay such fee as a result of our breach of the merger agreement, we might not have sufficient funds to continue searching for, or conduct due diligence with respect to any other potential target businesses. In such event, we would need to obtain additional funds from our initial stockholders or another source to continue operations.

Our current officers and directors may resign upon consummation of a business combination.

Upon consummation of a business combination, the role of our existing officers and directors in the target business cannot presently be fully ascertained. While it is possible that one or more of our existing officers and directors will remain in senior management or as directors following a business combination, we may employ other personnel following the business combination. If we acquire a target business in an all cash transaction, it would be more likely that our existing officers and our directors would remain with us if they chose to do so. If a business combination were structured as a merger whereby the stockholders of the target company were to control the combined company, following a business combination, it may be less likely that our existing officers or directors would remain with the combined company unless it was negotiated as part of the transaction via the acquisition agreement, an employment agreement or other arrangement.

Negotiated retention of officers and directors after a business combination may create a conflict of interest.

If, as a condition to a potential business combination, our existing officers negotiate to be retained after the consummation of the business combination, such negotiations may result in a conflict of interest. The ability of such individuals to remain with us after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. In making the determination as to whether current management should remain with us following the business combination, we will analyze the experience and skill set of the target business’ management and negotiate as part of the business combination that our existing officers and directors remain if it is believed that it is in the best interests of the combined company after the consummation of the business combination. Although we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

There may be tax consequences associated with our acquisition, holding and disposition of target companies and assets.

We may incur significant taxes in connection with effecting acquisitions; holding, receiving payments from, and operating target companies and assets; and disposing of target companies and assets.

Because any target business with which we attempt to complete a business combination will be required to provide our stockholders with financial statements prepared in accordance with and reconciled to United States generally accepted accounting principles, the pool of prospective target businesses may be limited.

In accordance with the requirements of United States federal securities laws, in order to seek stockholder approval of a business combination, a proposed target business will be required to have certain financial statements which are prepared in accordance with, or which can be reconciled to U.S. generally accepted accounting principles and audited in accordance with U.S. generally accepted auditing standards. To the extent that a proposed target business does not have financial statements which have been prepared with, or which can be reconciled to, U.S. GAAP, and audited in accordance with the Standards of the PCAOB, a likely possibility if we consider a business combination with a proposed target business operating in the international energy industry, we will not be able to acquire that proposed target business. These financial statement requirements may limit the pool of potential target businesses.

We may consummate a business combination with a company in the energy industry, with a particular focus on businesses or assets involved in the refining of petroleum products, but will not be limited to pursuing acquisition opportunities only within that industry. As we have not currently selected any target business with which to complete a business combination, our stockholders are unable to currently ascertain the merits or risks of the industry to target business’ operations.

We may consummate a business combination with a company in the energy industry, with a particular focus on businesses or assets involved in the refining of petroleum products, but will not be limited to pursing acquisition opportunities only within that industry. We may also pursue opportunities in other industries involving businesses outside of management’s expertise. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately consummate a business combination. As we have not yet identified a prospective target business, our stockholders have no current basis to evaluate the possible merits or risks of the target business’ operations until we provide proxy materials to our stockholders in connection with a proposed business combination. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to our stockholders than a direct investment, if an opportunity were available, in a target business.

Because of our limited resources and the significant competition for business combination opportunities, including numerous companies with a business plan similar to ours, it may be more difficult for us to complete a business combination.

We have and we expect to continue to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies, and other entities, domestic and international, competing for the type of businesses that we may intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to the energy industry. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous target businesses that we could potentially acquire, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses. Also, our obligation to redeem for cash the shares of common stock in certain instances may reduce the resources available for a business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We cannot assure you we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you we will be able to effectuate a business combination within the prescribed time period. If we are unable to consummate a business combination within the prescribed time period, we will be forced to liquidate.

You will not be entitled to protections normally afforded to investors of blank check companies.

We may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 and we filed a Current Report on Form 8-K with the SEC upon consummation of our initial public offering including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules, such as entitlement to all the interest earned on the funds deposited in the trust account. Because we are not subject to these rules, including Rule 419, our units were immediately tradable and we have a longer period of time to complete a business combination in certain circumstances than we would if we were subject to such rule.

Since we have not yet selected any target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the business’ operations and investors will be relying on management’s ability to source business transactions.

Because we have not yet identified a prospective target business, our stockholders currently have no basis to evaluate the possible merits or risks of the target business. Although our management will evaluate the risks inherent in a particular target business, we cannot assure you that they will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a target business. Except for the limitation that a target business have a fair market value of at least 80.0% of our net assets held in the trust account (exclusive of the underwriters’ deferred underwriting compensation plus interest thereon, net of taxes payable, held in the trust account) at the time of the acquisition, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Our stockholders are relying on management’s ability to source business transactions, evaluate their merits, conduct or monitor diligence and conduct negotiations.

We may issue shares of our capital stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 150,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 30,650,000 authorized but unissued shares of our common stock available for issuance and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no current commitment, we are likely to issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of our stockholders;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to the holders of our common stock;

•

will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition.

Although we have no current commitments to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete a business combination. The incurrence of debt could result in:

•	default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due, if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand;

•	covenants that limit our ability to pay dividends on our common stock, to acquire capital assets or make additional acquisitions; and

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

We may enter into joint venture arrangements, which are risky since our joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venturers’ financial condition and disputes between us and our co-venturer’s.

We may co-invest with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a target business, partnership, joint venture or other entity. In such circumstances, we may not be in a position to exercise sole decision-making authority regarding a target business, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become insolvent or fail to fund their share of required capital contributions. In addition, we would face additional risks, including the additional costs and time required to investigate and otherwise conduct due diligence on potential joint venture partners and to negotiate joint venture agreements. Moreover, the subsequent management and control of a joint venture would entail risks associated with multiple owners and decisions makers. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and distract our officers and/or directors from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners or co-venturers might result in subjecting assets owned by the partnership or joint venture to additional risk. We may also, in certain circumstances, be liable for the actions of our third-party partners or co-venturers. For example, in the future we may agree to guarantee indebtedness incurred by a partnership, joint venture or other entity. Such a guarantee may be on a joint and several basis with our partner or co-venturer in which case we may be liable in the event such party defaults on its guaranty obligation.

Our officers and directors allocate their time to other businesses and ventures, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. These conflicts could impair our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses and ventures. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors, including acting as executive officers of our corporate shareholder, and are not obligated to contribute any specific number of hours per week to our affairs. In addition to his business activities, Mr. Catsimatidis is also involved, and may increase his involvement, in various charitable, civic and political activities, including his considering whether to become a possible candidate for the mayor of New York City in November 2009. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs and ventures, it could limit their ability to devote time to our affairs and ventures and could impair our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.

Our officers, directors and their affiliates currently are, and may in the future become affiliated with, entities engaged in business activities that are similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

None of our officers, directors or their affiliates has been or currently is a principal of, or affiliated or associated with, a blank check company. However, all of our officers and directors currently are, and may in the future become affiliated with, additional entities, including other refining entities, that are engaged in business activities similar to those intended to be conducted by us. In particular, John A. Catsimatidis, Myron Turfitt, James E. Murphy and John Wagner are the Chairman, Chief Executive Officer and President, Chief Financial Officer and General Counsel and Secretary, respectively, of our sponsor, United Refining, Inc. Due to these existing affiliations, they and our other directors may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us, which could cause additional conflicts of interest. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our ability to successfully effect a business combination and to be successful thereafter is totally dependent upon the efforts of our key personnel, including our officers, directors and others who may not continue with us following a business combination.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. Our key personnel are also officers, directors, and/or members of other entities, to whom we have access on an as needed basis, although there are no assurances that any such personnel will be able to devote either sufficient time, effort or attention to us when we need it. None of our key personnel, including our executive officers have entered into employment or consultant agreements with us. Further, although we presently anticipate that our officers will remain associated in senior management, advisory or other positions with us following a business combination, some or all of the management associated with a target business may also remain in place. As such, our key personnel may not continue to provide services to us after the consummation of a business combination if we are unable to negotiate employment or consulting agreements with them in connection with or subsequent to the business combination, the terms of which would be determined at such time between the respective parties. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business combination. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with us after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination.

We may engage in a business combination with one or more target businesses that have relationships or are affiliated with our existing stockholder, directors or officers, which may raise potential conflicts.

We may engage in a business combination with one or more target businesses that have relationships or are affiliated (as defined in Rule 405 of the Securities Act) with United Refining, Inc., our sponsor, directors or officers, which may raise potential conflicts. Also, the completion of a business combination between us and an entity owned by a business in which one of our directors or officers may have an interest could enhance their prospects for future business from such client. To minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity that is affiliated with our sponsor unless we obtain an opinion from an independent investment banking firm that is a member of the FINRA and is reasonably acceptable to the representative of the underwriters of our initial public offering that the business combination is fair to our stockholders from a financial point of view.

Our sponsor currently owns shares of our common stock and warrants, which will not participate in the liquidation of the trust account and a conflict of interest may arise in determining whether a particular target business is appropriate for a business combination.

United Refining, Inc., our sponsor, has waived its right to receive distributions with respect to those shares of common stock upon the liquidation of the trust account if we are unable to consummate a business combination. Additionally, our sponsor purchased 15,600,000 warrants directly from us in a private placement transaction prior to the consummation of our initial public offering at a purchase price of $1.00 per warrant for a total purchase price of $15,600,000. Finally, our sponsor was granted 2,500,000 warrants to purchase our common stock at $12.50 per share. The shares of common stock acquired prior to our initial public offering and any warrants owned by our sponsor will be worthless if we do not consummate a business combination. The personal and financial interests of our officers and our directors, who control and own our sponsor, may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our officers’ discretion, and the discretion of our directors, in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest and as a result of such conflicts management may choose a target business that is not in the best interests of our stockholders.

Since our sponsor will lose its entire investment in us if a business combination is not consummated and may be required to pay costs associated with our liquidation, it may purchase shares of our common stock from stockholders who would otherwise choose to vote against the extended period or a proposed business combination and exercise their redemption rights in connection with such proposal to approve the extended period or proposed business combination.

United Refining, Inc., our sponsor owns shares of our common stock (which were purchased for an aggregate of $25,000) that will be worthless if we do not consummate a business combination. In addition, our sponsor purchased warrants exercisable for our common stock (for an aggregate of $15,600,000) and was granted 2,500,000 warrants to purchase our common stock at $12.50 per share, which will also be worthless if we do not consummate a business combination. Given the interest that our sponsor has in a business combination being consummated, it is possible that our sponsor will acquire securities from public stockholders (in the open market and/or in privately negotiated transactions) who have elected to redeem their shares of our common stock in order to change their vote and insure that the extended period and/or the business combination will be approved (which could result in the extended period or a business combination being approved even if, after the announcement of the proposal to approve the extended period or the business combination, 40.0% or more of our public stockholders would have elected to exercise their redemption rights on a cumulative basis, or more than 50.0% of our public stockholders would have voted against the proposal to approve the extended period or the business combination, but for the purchases made by our existing stockholder). Any privately negotiated transaction with a stockholder would include a contractual acknowledgement that such stockholder, although still the record holder of our common stock, is no longer the beneficial owner thereof and therefore agrees to vote such shares of common stock as directed by our sponsor. In the event our sponsor purchases shares in privately negotiated transactions from public stockholders who have already cast votes against a proposal to approve the extended period or a proposed business acquisition and requested redemption of their shares, such selling stockholders would be required to revoke their prior votes against the proposal to approve the extended period or the proposed acquisition and to revoke their prior elections to redeem their shares and to cast new votes in favor of the proposal to approve the extended period or the proposed acquisition. The revocation of prior negative votes and substitution therefor of votes in favor of the proposal to approve the extended period or the proposed acquisition would have the effect of reducing redemptions and increasing votes in favor of the extended period or proposed acquisition, as the case may be, thereby making it more likely that the extended period and/or a proposed business combination would be approved.

The requirement that we complete a business combination by December 11, 2009 or June 11, 2010 in the event our stockholders approve the extended period may give potential target businesses leverage over us in negotiating a business combination.

We will liquidate and promptly distribute only to our public stockholders the amount in our trust account (subject to our obligations under Delaware law for claims of creditors) plus any remaining net assets if we do not effect a business combination by December 11, 2009 or June 11, 2010 in the event our stockholders approve the extended period. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target businesses may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any target business. This risk will increase as we get closer to the time limits referenced above.

The requirement that we complete a business combination by December 11, 2009 or June 11, 2010 in the event our stockholders approve the extended period may motivate our officers and directors to approve a business combination during that time period so that they may get their out-of-pocket expenses reimbursed.

Each of our officers and directors may receive reimbursement for out-of-pocket expenses incurred by him in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The funds for such reimbursement are provided from the money not held in trust. In the event that we do not effect a business combination by December 11, 2009 or June 11, 2010 in the event our stockholders approve the extended period, then any expenses incurred by such individuals in excess of the money held outside of the trust account will not be repaid as we will liquidate at such time. On the other hand, if we complete a business combination within such time period, those expenses will be repaid by the target business. Consequently, our officers, who are also our directors, may have an incentive to complete a business combination other than just what is in the best interest of our stockholders.

None of our officers or directors, or any of their affiliates, has ever been associated with a blank check company and such lack of experience could adversely affect our ability to consummate a business combination.

None of our officers or directors, or any of their affiliates, has ever been associated with a blank check company. Accordingly, you may not have sufficient information with which to evaluate the ability of our management team to identify and complete a business combination. Our management’s lack of experience in operating a blank check company could adversely affect our ability to consummate a business combination and could result in our having to liquidate our trust account. If we liquidate, our public stockholders could receive less than the amount they paid for our securities, causing them to incur significant financial losses.

Other than with respect to the business combination, our officers, directors, securityholders and their respective affiliates may have a pecuniary interest in certain transactions in which we are involved, and may also compete with us.

Other than with respect to the business combination, we have not adopted a policy that expressly prohibits our directors, officers, securityholders or affiliates from having a direct or indirect pecuniary interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us.

Initially, we may only be able to complete one business combination, which will cause us to be solely dependent on a single asset or property.

We currently have no restrictions on our ability to seek additional funds through the sale of securities or through loans. As a consequence, we could seek to acquire a target business that has a fair market value significantly in excess of 80.0% of our net assets held in the trust account (exclusive of the underwriters’ deferred underwriting compensation plus interest thereon, net of taxes payable, held in the trust account) at the time of the acquisition. Although we have not entered into any agreements with any third party regarding any such potential financing transactions, we could seek to fund such a business combination by raising additional funds through the sale of our securities or through loan arrangements. However, if we were to seek such additional funds, any such arrangement would only be consummated simultaneously with our consummation of a business combination. Consequently, it is probable that we will have the ability to complete only a single business combination, although this may entail the simultaneous acquisitions of several assets or closely related operating businesses at the same time. However, should our management elect to pursue more than one acquisition of target businesses simultaneously, our management could encounter difficulties in consummating all or a portion of such acquisitions due to a lack of adequate resources, including the inability of management to devote sufficient time to the due diligence, negotiation and documentation of each acquisition. Furthermore, even if we complete the acquisition of more than one target business at substantially the same time, there can be no assurance that we will be able to integrate the operations of such target businesses. Accordingly, the prospects for our ability to effect our business strategy may be:

•	solely dependent upon the performance of a single business; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Furthermore, since our business combination may entail the simultaneous acquisitions of several assets or operating businesses at the same time and may be with different sellers, we will need to convince such sellers to agree that the purchase of their assets or businesses is contingent upon the simultaneous closings of the other acquisitions.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe that the amount held in our trust account will be sufficient to allow us to consummate a business combination, because we have not yet identified a prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the funds held in our trust account prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in the course of searching for a suitable target business that we can afford to acquire, or the obligation to redeem for cash a significant number of shares of common stock from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, it is possible that we could use a portion of the funds not in the trust account to make a deposit, down payment or fund a “no-shop” provision with respect to a proposed business combination, although we do not have any current intention to do so. In the event that we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), we may not have a sufficient amount of working capital available outside of the trust account to conduct due diligence and pay other expenses related to finding a suitable business combination without securing additional financing. If we are unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would liquidate the trust account. In addition, if we consummate a business combination, we may require additional financing to fund continuing operations and/or growth. The failure to secure additional financing if required could have a material adverse effect on our ability to continue to develop and grow, even if we consummate a business combination. Neither our sponsor nor any of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our sponsor controls a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our sponsor owns 20.0% of our issued and outstanding common stock. This ownership interest, together with any other acquisitions of our shares of common stock (or warrants which are subsequently exercised), could allow our sponsor to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after completion of our initial business combination. The interests of our sponsor and your interests may not always align and taking actions which require approval of a majority of our stockholders, such as selling the company, may be more difficult to accomplish.

We could be liable for up to the amount of the purchase price of the insider warrants plus interest to our sponsor who purchased the insider warrants in a private placement conducted concurrently with our initial public offering.

We sold in a private placement occurring immediately prior to the consummation of our initial public offering 15,600,000 insider warrants to our sponsor. This private placement is being made in reliance on an exemption from registration under the Securities Act. This exemption requires that there be no general solicitation of investors with respect to the sales of the insider warrants. If our initial public offering were deemed to be a general solicitation with respect to the insider warrants, the offer and sale of such securities would not be exempt from registration and the purchaser of those securities could have a right to rescind its purchases. A rescinding purchaser could seek to recover the purchase price paid, with interest, or if it no longer owns the securities, to receive damages. The insider warrants purchase agreement contains provisions under which the purchaser waives any and all rights to assert present or future claims, including the right of rescission, against us with respect to its purchase of the insider warrants and agrees to indemnify and hold us and the underwriters harmless from all losses, damages or expenses that relate to claims or proceedings brought against us or the underwriters by the purchaser of the insider warrants, although it is unclear whether these waivers and indemnifications would be enforceable.

If we redeem our public warrants, the insider warrants, which are non redeemable, could provide our sponsor with the ability to realize a larger gain than the public warrant holders.

The warrants held by our public warrant holders may be called for redemption at any time after the warrants become exercisable:

•	in whole and not in part,

•	at a price of $0.01 per warrant at any time after the warrants become exercisable,

•	upon not less than 30 days’ prior written notice of redemption, and

•

if, and only if, the last sales price of our common stock equals or exceeds $14.25 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption.

In addition, we may not redeem the warrants (including those warrants to be sold to our sponsor in a private placement prior to our initial public offering if such warrants are held by our sponsor or it’s designees) unless the warrants comprising the units sold in our initial public offering and the shares of common stock underlying those warrants are covered by an effective registration statement from the beginning of the measurement period through the date fixed for the redemption.

As a result of the insider warrants not being subject to the redemption features that our publicly-held warrants are subject to, holders of the insider warrants, or their permitted transferees, could realize a larger gain than our public warrant holders in the event we redeem our public warrants.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

We issued warrants to purchase up to 45,000,000 shares of common stock as part of our initial public offering. In addition, we (a) sold to the sponsor warrants to purchase up to 15,600,000 shares of common stock immediately prior to the consummation of our initial public offering and (b) granted to our sponsor warrants to purchase up to 2,500,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business combination. Therefore, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares of common stock underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

The NYSE Alternext US may delist our securities, which could limit investors’ ability to transact in our securities and subject us to additional trading restrictions.

Our units, common stock and warrants are listed on the NYSE Alternext US. We cannot assure you that our securities will continue to be listed on the NYSE Alternext US. Additionally, it is likely that the NYSE Alternext US would require us to file a new initial listing application and meet its initial listing requirements, as opposed to its more lenient continued listing requirements, at the time of our initial business combination. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE Alternext US delists our securities from trading, we could face significant consequences, including:

•	a limited availability for market quotations for our securities;

•	reduced liquidity with respect to our securities;

•

a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock;

•	limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, we would no longer be subject to NYSE Alternext US rules, including rules requiring us to have a certain number of independent directors and to meet other corporate governance standards.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If our common stock becomes subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

If at any time our securities are no longer listed on a national securities exchange, including the NYSE Alternext US, or the Nasdaq Stock Market or we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock will be subject to these “penny stock” rules. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to the transaction prior to sale;

•

provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•

obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our sponsor exercises its registration rights, it may have an adverse effect on the market price of our common stock and the existence of the registration rights and the purchase option may make it more difficult to effect a business combination.

Our sponsor is entitled to require us to register the resale of its shares of common stock at any time after the date on which its shares of common stock are released from escrow, which, except in limited circumstances, will not be before the earlier of one year from the consummation of a business combination or three years from the date of the prospectus relating to our initial public offering. If our existing stockholder exercises its registration rights with respect to all of its shares of common stock beneficially owned by it, then there will be an additional 11,250,000 shares of common stock eligible for trading in the public market. Further, the sponsor purchased in a private placement 15,600,000 insider warrants that are identical to the warrants sold in our initial public offering, except that (i) the insider warrants have no claim to the funds held in the trust account, (ii) the insider warrants are being purchased pursuant to an exemption from the registration requirements of the Securities Act and will become freely tradable only after they are registered pursuant to a registration rights agreement, (iii) the insider warrants are nonredeemable so long as they are held by our sponsor or its permitted assigns and (iv) the insider warrants are exercisable (a) on a “cashless” basis at any time after they become exercisable, if held by our sponsor or its permitted assigns and (b) in the absence of an effective registration statement covering the shares of common stock underlying the warrants. If all of the insider warrants are exercised, there will be an additional 15,600,000 shares of our common stock eligible for trading in the public market.

In addition, we have granted to our sponsor 2,500,000 warrants to purchase up to a total of 2,500,000 shares of common stock at an exercise price of $12.50 per share. The warrants grant holders demand and “piggyback” registration rights for periods of five and seven years, respectively, from the date of the prospectus relating to our initial public offering. If all of the warrants are exercised, there will be an additional 2,500,000 shares of our common stock eligible for trading in the public market. The presence of these additional numbers of securities eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination, or we may be required to incur additional expenses if we are unable to liquidate after the expiration of the allotted time periods.

If we are deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

We do not believe that our principal activities subject us to the Investment Company Act of 1940, as amended. To this end, the proceeds held in the trust account are invested by the trust account agent only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of

1940 with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we avoid being deemed an investment company within the meaning of the Investment Company Act of 1940. If we are deemed to be an investment company at any time, we will be required to comply with additional regulatory requirements under the Investment Company Act of 1940, as amended, which would require additional expenses for which we have not budgeted.

Uncertainties in management’s assessment of a target business could cause us not to realize the benefits anticipated to result from an acquisition.

It is possible that, following our initial acquisition, uncertainties in assessing the value, strengths and potential profitability of, and identifying the extent of all weaknesses, risks, contingent and other liabilities (including environmental liabilities) of, acquisition or other transaction candidates could cause us not to realize the benefits anticipated to result from an acquisition.

The potential loss of key customers, management and employees of a target business could cause us not to realize the benefits anticipated to result from an acquisition.

It is possible that, following our initial acquisition, the potential loss of key customers, management and employees of an acquired business could cause us not to realize the benefits anticipated to result from an acquisition.

The lack of synergy from an acquisition could cause us not to realize the benefits anticipated to result from an acquisition.

It is possible that, following our initial acquisition, the inability to achieve identified operating and financial synergies anticipated to result from an acquisition or other transaction could cause us not to realize the benefits anticipated to result from an acquisition.

We may not obtain an opinion from an unaffiliated, independent investment banking firm as to the fair market value of the target business or that the price we are paying for the business is fair to our stockholders.

We are not required to obtain an opinion from an unaffiliated, independent investment banking firm that either the target business we select has a fair market value in excess of 80.0% of our net assets held in the trust account (exclusive of the underwriters’ deferred underwriting compensation plus interest thereon, net of taxes payable, held in the trust account) at the time of the acquisition or that the price we are paying is fair to stockholders unless (i) our board is not able to independently determine that a target business has a sufficient market value or (ii) there is a conflict of interest with respect to the transaction. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value, and the price for which comparable businesses have recently been sold. If our board is not able to independently determine whether the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of FINRA with respect to the satisfaction of such criteria. If no opinion is obtained, our stockholders will be relying on the judgment or our board of directors. Even if such opinion is obtained, stockholders may not be permitted to rely on such opinion.

Provisions in our charter documents and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our charter and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Uninsured claims and litigation could adversely impact our operating results.

After a business combination, we expect to have insurance coverage against operating hazards, including product liability claims and personal injury claims related to our products, to the extent deemed prudent by our management and to the extent insurance is available, but no assurance can be given that the nature and amount of that insurance will be sufficient to fully indemnify us against liabilities arising out of pending and future claims and litigation. This insurance has deductibles or self-insured retentions and contains certain coverage exclusions. The insurance does not cover damages from breach of contract by us or based on alleged fraud or deceptive trade practices. Insurance and customer agreements do not provide complete protection against losses and risks, and our results of operations could be adversely affected by unexpected claims not covered by insurance.

We may re-incorporate in another jurisdiction in connection with a business combination, and the laws of such jurisdiction will likely govern all of our material agreements and we may not be able to enforce our legal rights.

In connection with a business combination, we may relocate the home jurisdiction of our business from Delaware to another jurisdiction. If we determine to do this, the laws of such jurisdiction would likely govern all of our material agreements. We cannot assure you that the system of laws and the enforcement of existing laws in such jurisdiction would be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Any such reincorporation and the international nature of the energy industry will likely subject us to foreign regulation.

Risks Related to Our Target Businesses

The energy industry is highly competitive.

There is intense competition in the energy industry, including in the petroleum refining, distribution, marketing and related industries. Fully integrated companies engaged on a national and international basis compete in many segments of the energy industry, on scales that may be much larger than ours. Large oil companies, because of the diversity and integration of their operations, larger capitalization and greater resources, may be better able to withstand volatile market conditions, compete on the basis of price, and more readily obtain crude oil and feedstocks in times of shortage and to bear the economic risks inherent in all phases of the energy industry.

The price volatility of crude oil, other feedstocks and refined products depends upon many factors that are beyond our control and could adversely affect our profitability.

If we consummate a business combination with a target company in the business of refining crude oil, we anticipate that our earnings, profitability and cash flows will depend on the margin above fixed and variable expenses (including the cost of refinery feedstocks, such as crude oil) at which we are able to sell refined products. Refining margins historically have been volatile, and are likely to continue to be volatile, as a result of a variety of factors, including fluctuations in the prices of crude oil. Prices of crude oil, other feedstocks and refined products depend on numerous factors beyond our control, including:

•	changes in global and local economic conditions;

•	demand for fuel products, especially in the United States, China and India;

•	U.S. government regulations;

•	worldwide political conditions, particularly in significant oil-producing regions such as the Middle East, West Africa and Venezuela;

•	terrorist attacks;

•	utilization rates of U.S. refineries;

•	the level of foreign and domestic production of crude oil and refined products;

•	development and marketing of alternative and competing fuels; and

•	local factors, including market conditions, weather conditions and the level of operations of other refineries and pipelines in our markets.

A large, rapid increase in crude oil prices could adversely affect our operating margins if the increased cost of raw materials could not be passed to our customers on a timely basis, and would adversely affect our sales volumes if consumption of refined products, particularly transportation fuels, were to decline as a result of such price increases. The prices which we may obtain for refined products are also affected by regional factors, such as local market conditions and the operations of competing refiners of petroleum products, as well as seasonal factors influencing demand for such products.

If our expectations about trends in the prices of crude oil relative to refined products are inaccurate, our ability to implement our business plan profitably could be negatively affected.

If we consummate a business combination with a target company in the business of refining crude oil, we may be adversely affected by the price differential between crude oil and refined products, which is referred to as the crack spread. The crack spread has been widening above historical levels since 2000, partly due to relatively high demand for refined products and limited refining capacity. We will evaluate opportunities in the energy industry, and in particular in the refining sector, based in part on our expectations regarding trends in the price of crude oil relative to the price of refined products. Should our expectations about these trends be inaccurate, our ability to implement our business plan could be negatively affected.

If the price differential between heavy, sour crude oil and light, sweet crude oil returns to historical levels, our ability to implement our business plan could be negatively affected.

If we consummate a business combination with a target company in the business of refining crude oil, our business may be adversely affected by differences between heavy, sour crude oils and light, sweet crude oils. Heavy, sour crude oils generally provide more profitable refining margins than light, sweet crude oils. Since 2000, the price differential between light, sweet crude oil and heavy, sour crude oil has been widening from historical levels due to the relatively high demand for light crude oil and an increased supply of heavy crude oil. We believe that this widening is part of a fundamental shift in both the light/heavy and sweet/sour differentials, and that these differentials are likely to remain above levels seen prior to 2000 because of increased global production of heavier, higher-sulfur crude oil combined with the fact that the industry does not have adequate refining capacity capable of processing these heavier, higher-sulfur crude oils. However, should actual price trends differ and light/heavy and sweet/sour differentials revert to levels observed prior to 2000, our ability to take advantage of this trend could be negatively affected.

Significant declines in the price of crude oil may disrupt the supply of heavy, sour crude oil and cause a narrowing of the price differentials between heavy, sour crude oil and light, sweet crude oil.

If we consummate a business combination with a target company in the business of refining crude oil, our business may be adversely affected by the increased costs of extracting heavy, sour crude oil and a disruption of this supply. Heavy, sour crude oil is generally costlier to extract and process than light, sweet crude oil. Significant declines in the overall price of crude oil could disrupt the supply of certain heavy, sour crude oils should the price declines be large enough that continuing to produce those heavy, sour crude oils becomes unprofitable. In addition, any resulting scarcity of supply of certain types of heavy, sour crudes could cause light/heavy and sweet/sour differentials to narrow. If we effect a business combination with a target whose operations are dependent on access to heavy, sour crudes, such a disruption could negatively affect our business.

If adequate infrastructure does not exist or is not built to provide us access to heavy, sour crude oil, our ability to effect a business combination in the energy industry could be negatively affected.

If we consummate a business combination with a target company in the oil refining or a related industry, the profitability of any business we acquire may be dependent upon the availability of existing or future infrastructure providing uninterrupted access to supplies of heavy, sour crude oil. This could include, but is not limited to, existing and proposed pipelines for the conveyance of heavy crude oils between producing areas globally. Furthermore, if infrastructure were proposed that would provide our facilities with access to heavy, sour crude oil, we might choose to upgrade or expand our facilities in order to process or otherwise use this heavy crude oil. If a subsequent delay or a failure to build the proposed infrastructure then prevented us from obtaining adequate supplies of heavy crude oil, our ability to implement our business plan could be negatively affected.

We may be subject to interruptions of supply as a result of relying on pipelines for transportation of crude oil and refined products.

If we consummate our initial business combination with a target business in the energy industry, our business may rely heavily on pipelines to receive and transport crude oil and refined products. We could experience an interruption of supply or delivery, or an increased cost of receiving and transporting crude oil and refined products if operation of these pipelines is disrupted because of accidents, natural disasters, governmental regulation, terrorism, other third-party action or other events beyond our control. Our prolonged inability to use any of the pipelines that transport crude oil or refined products could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the nature of our business or our business plan may require that we upgrade or supplement inbound pipelines, which could require us to make substantial additional capital expenditures.

If we were to acquire refining assets or a company with agreements to purchase refining assets, it is highly unlikely that the proxy materials provided to our stockholders would include historical financial statements and, accordingly, investors will not have historical financial statements on which to rely in making their decision whether to vote for the acquisition.

If we were to acquire refining assets or a company with agreements to purchase refining assets, it is highly unlikely that the proxy statement we would send to stockholders would, unless otherwise required by applicable law or regulations, contain historical financial statements with respect to the operation of the assets. Although we would provide such historical financial statements if required by applicable law or regulations, such historical financial statements are not often required. Instead, the proxy statement we would send to our stockholders would contain the same information that would typically be provided in the prospectus for an initial public offering of a start-up energy company, such as: (i) historical and prevailing market rates for refining assets on the basis of type, age and proposed employment; (ii) our expectations of future market trends and proposed strategy for employment of the refining assets; (iii) our anticipated operational (overhead) expenses; and (iv) the valuation of the refining assets generally (i.e., whether they are new buildings and the type of refining asset), all of which, in turn, depend on the sector of the energy industry in which we consummate a business combination. Thus, you would not necessary be able to rely on historical financial statements when deciding whether to approve a business combination involving the acquisition of refining assets or a company with agreements to purchase refining assets.

To the extent our business combination consists of the acquisition of assets that do not have historical financial information, we will determine whether such business combination has a fair market value of at least 80.0% of our net assets held in the trust account (exclusive of the underwriters’ deferred underwriting compensation plus interest thereon, net of taxes payable, held in the trust account) at the time of such acquisition based on the value of the assets, as determined by the advice of our advisors consistent with industry practice. Such valuation will factor in, among other things, the revenue stream generated from ongoing operations and analysis of recent public transactions providing valuation criteria based on the Nelson Complexity Index and/or valuation based on dollar value per barrel of crude thruput capacity.

Our profitability may be limited if we cannot obtain necessary permits and authorizations to modify our purchased assets.

If we consummate our initial business combination with a target company in the business of refining crude oil, our profitability may be linked to our ability to upgrade the refinery to process a heavier, higher-sulfur content crude oil or to yield lighter, higher-margin products. Our profitability also may be dependent on our ability to expand the capacity of the refinery. If we are unable to obtain the necessary permits and authorizations to effect an upgrade or expansion, or if the costs of making changes to or obtaining these permits or authorizations exceed our estimates, our profitability could be negatively affected.

The profitability of the target business we acquire may be limited if we cannot secure an engineering, procurement and construction (“EPC”) contractor to perform upgrades or expansions.

The profitability of the target business we acquire may be linked to our ability to upgrade and expand its business. In order to implement an upgrade or expansion, we expect to hire an EPC contractor. Due to a recent surge in construction projects across the energy industry, we may experience difficulties in securing an EPC contractor in a timely fashion to execute our proposed projects. If we are unable to contract an EPC contractor to effect an upgrade or expansion in a timely fashion, our profitability could be negatively affected.

If we consummate our initial business combination with a target business in the refining industry, we may experience difficulties in marketing some of our products.

Our ability to market the products of a target business we acquire may depend on:

•	obtaining the financing necessary to develop our feedstock, such as crude oil, to the point where production is suitable for sale;

•	the proximity, capacity and cost of pipelines and other facilities for the transportation of crude oil and refined products;

•	the quantity and quality of the refined products produced; and

•	the availability of viable purchasers willing to buy our refined products.

If we experienced a catastrophic loss and our insurance was not adequate to cover such loss, it could have a material adverse affect on our operations.

If we consummate our initial business combination and acquire ownership and operation of refineries or related storage and other facilities, our business could be affected by a number of risks, including mechanical failure, personal injury, loss or damage, business interruption due to political conditions in foreign countries, hostilities, labor strikes, adverse weather conditions and catastrophic disasters, including environmental accidents. All of these risks could result in liability, loss of revenues, increased costs and loss of reputation. We intend to maintain insurance, consistent with industry standards, against these risks on business assets we may acquire upon completion of our initial business combination. However, we cannot assure you that we will be able to adequately insure against all risks, that any particular claim will be paid out of our insurance, or that we will be able to procure adequate insurance coverage at commercially reasonable rates in the future. Our insurers will also require us to pay certain deductible amounts, before they will pay claims, and insurance policies will contain limitations and exclusions, which, although we believe will be standard for the refining industry, may nevertheless increase our costs and lower our profitability.

Additionally, any changes to environmental and other regulations or changes in the insurance market may also result in increased costs for, or decreased availability of, insurance we would currently anticipate purchasing against the risks of environmental damage, pollution and other claims for damages that may be asserted against us.

Our inability to obtain insurance sufficient to cover potential claims or the failure of insurers to pay any significant claims, could have a material adverse effect on our profitability and operations.

The dangers inherent in the refining and marketing of petroleum products could cause disruptions and could expose us to potentially significant losses, costs or liabilities.

Businesses involved in the refining, distribution and marketing of petroleum products and related activities are subject to significant hazards and risks inherent in refining operations and in transporting and storing crude oil, intermediate products and refined products. These hazards and risks include, but are not limited to, the following:

•	natural disasters, fires, or explosions;

•	spills and pipeline ruptures;

•	third-party interference;

•	disruptions of electricity deliveries; and

•	mechanical failure of equipment at our refinery or third-party facilities.

Any of the foregoing could result in production and distribution difficulties and disruptions, environmental pollution, personal injury or wrongful death claims and other damage to our property and the property of others. There is also risk of mechanical failure and equipment shutdowns both in the ordinary course of operations and following unforeseen events.

We may have environmental liabilities as a result of our ownership or operation of contaminated properties or relating to exposure to hazardous or toxic materials.

We could be subject to claims and may incur costs arising out of human exposure to hazardous or toxic substances relating to our operations, our properties, our buildings or to the sale, distribution or disposal of any products containing any hazardous or toxic substances and produced in connection with our business.

Properties or facilities owned, leased or operated in conjunction with the energy industry may be contaminated due to energy or other historical industrial uses at or near the property. Regulators may impose clean-up obligations if contamination is identified on a property, and third parties or regulators may make claims against owners or operators of properties for personal injuries, property damage or natural resource damage associated with releases of hazardous or toxic substances. Even if the business we purchase did not cause the contamination or release, certain environmental laws hold current and previous owners or operators of real property liable for the costs of cleaning up contamination regardless of whether they knew of or were responsible for the contamination. These environmental laws also may impose liability on any person who arranges for the disposal or treatment of hazardous substances, regardless of whether the affected site is or was ever owned or operated by such person.

Finally, it is possible that a target business we purchase may have historical liabilities relating to previous operations or the previous ownership of real property or facilities. While we may be able to structure a transaction to leave those types of liabilities with the seller, it may not be possible to do so as a legal or practical matter. As a result, we may ultimately have liability for environmental matters that do not relate to businesses we operate.

We will be subject to significant environmental, safety and other governmental regulations and may incur significant costs to comply with these regulations.

The oil refining, distribution and marketing industry and related activities are subject to extensive and increasingly stringent environmental protection, safety and other related foreign, federal, state and local laws, rules, regulations and treaties. We cannot assure you that we will be able to comply with all laws, rules, regulations and treaties following a business combination. If we are unable to adhere to these requirements, or if we are unable to obtain or maintain compliance with our environmental permits we could be subject to civil or criminal penalties and fines and to material restrictions on our business and operations. The costs of complying with these requirements and any adverse operational impact of compliance could have a material adverse effect on our profitability and operations. Certain segments of the energy industry are also subject to the payment of royalties, and the level of taxation of the energy industry tends to be high compared with that of other commercial activities.

Hazards inherent in refining operations will require continual oversight and control.

If we consummate our initial business combination, we may be engaged in transporting and refining potentially toxic materials in the course of our business. There is a risk of leaks or spillages of crude oil, petroleum products and other potentially hazardous materials at operating sites and during transportation. If operational risks materialized, it could result in loss of life, damage to the environment or loss of production. We will attempt to conduct our activities in such a manner that there is no or minimal damage to the environment. However, these risks will require continual oversight and control.

Conservation measures and technological advances could reduce demand for crude oil and refined products.

Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and gas, technological advances in fuel economy and energy generation devices could reduce demand for crude oil and refined petroleum products. We cannot predict when or whether there will be any change in demand for these products, and any major changes may have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may be adversely affected to the extent we are unable to address any perceived trade-off between the increasing demand for global access to energy and the protection or improvement of the natural environment.

If the increasing demand for alternative fuels lowers the demand for transportation fuels, our profitability could be negatively affected.

Rising crude oil and refined products prices are increasing the economic feasibility and demand for alternative fuels like ethanol and bio-diesel. New technologies are being developed to further increase the feasibility and enhance the performance of these fuels. Additionally, energy security concerns, agricultural interests, environmental activists, and others are increasing the visibility of alternative fuels as a substitute for transportation fuels. Should these trends continue and the demand for alternative fuels continue to rise, consequently lowering the demand for petroleum-based transportation fuels, our profitability could be negatively affected.

Foreign currency fluctuations could adversely affect our business and financial results.

Crude oil prices are generally set in U.S. dollars while sales of refined products may be in a variety of currencies. If we consummate a business combination with a target business with operations outside of the United States, our business will be subject to risks of fluctuations in foreign currency exchange rates. In certain markets, we may also experience difficulty in converting local currencies to U.S. dollars, or the market for redemption of local currency into other currencies may deteriorate or cease to exist.

In addition, a target business with which we combine may do business and generate sales within other countries. Foreign currency fluctuations may affect the costs that we incur in such international operations. It is also possible that some or all of our operating expenses may be incurred in non-U.S. dollar currencies. The appreciation of non-U.S. dollar currencies in those countries where we have operations against the U.S. dollar would increase our costs and could harm our results of operations and financial condition.

Following our initial business combination, we may engage in hedging transactions in an attempt to mitigate exposure to price fluctuations in oil and other petroleum products; these attempts may not be successful.

Following our initial business combination, we may engage in short sales and utilize derivative instruments such as options, futures, forward contracts, interest rate swaps, caps and floors, to hedge against exposure to fluctuations in the price of crude oil, refined petroleum products and other energy portfolio positions, as well as foreign currency exchange and interest rates. Hedging transactions may not be as effective as we intend in reducing our exposure to these fluctuations and any resulting volatility in our cash flows, and if we incorrectly assess market trends and risks, may result in a poorer overall performance than if we had not engaged in any such hedging transactions.

Compliance with governmental regulations and changes in laws and regulations and risks from investigations and legal proceedings could be costly and could adversely affect operating results.

The oil industry is subject to regulation and intervention by governments throughout the world in such matters as exploration and production interests, environmental protection controls, controls over the development and decommissioning of a field (including restrictions on production) and, possibly, nationalization, expropriation, cancellation or non-renewal of contract rights. The oil and gas industry is also subject to the payment of royalties and taxation, which tend to be high compared with those payable in respect of other commercial activities and operates in certain tax jurisdictions which have a degree of uncertainty relating to the interpretation of, and changes to, tax law. As a result of new laws and regulations or other factors, we could be required to curtail or cease certain operations.

A target business’ operations in the U.S. and internationally can be impacted by expected and unexpected changes in the legal and business environments in which we could operate, as well as the outcome of ongoing government and internal investigations and legal proceedings.

Changes that could impact the legal environment include new legislation, new regulation, new policies, investigations and legal proceedings and new interpretations of the existing legal rules and regulations. In particular, changes in export control laws or exchange control laws, additional restrictions on doing business in countries subject to sanctions, and changes in laws in countries identified by management for immediate focus. Changes that impact the business environment include changes in accounting standards, changes in environmental laws, changes in tax laws or tax rates, the resolution of audits by various tax authorities, and the ability to fully utilize our tax loss carryforwards and tax credits. Compliance related issues could limit our ability to do business in certain countries.

These changes could have a significant financial impact on our future operations and the way we conduct, or if we conduct, business in the affected countries.

Demand for refining services is expected to be substantially dependent on the level of expenditures by the oil industry. A substantial or an extended decline in oil prices could result in lower expenditures by the oil industry and reduce our revenue.

Demand for refining services is expected to be substantially dependent on the level of expenditures by the oil and gas industry for the exploration, development and production of crude oil reserves, which are sensitive to oil prices and generally dependent on the industry’s view of future oil prices. Oil prices have historically been volatile and are affected by numerous factors, including:

•	demand for energy, which is affected by worldwide population growth and general economic and business conditions;

•	the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels for oil;

•	oil and gas production by non-OPEC countries;

•	political and economic uncertainty and socio-political unrest;

•	the level of worldwide oil exploration and production activity;

•	the cost of exploring for, producing and delivering oil and gas;

•	technological advances affecting energy consumption; and

•	weather conditions.

Fluctuations in oil prices could adversely affect refining activity and our revenues, cash flows and profitability.

Upon consummation of a business combination, it is likely that our operations will be materially dependent upon the level of activity in oil production. Both short-term and long-term trends in oil prices affect the level of such activity. Oil prices and, therefore, the level of refining activity can be volatile. Worldwide military, political and economic events, including initiatives by the Organization of Petroleum Exporting Countries, may affect both the demand for, and the supply of, oil. Weather conditions, governmental regulation (both in the United States and elsewhere), levels of consumer demand, the availability of pipeline capacity and other factors beyond our control may also affect the supply of and demand for refined petroleum products. Fluctuations during the last few years in the demand and supply of oil have contributed to, and are likely to continue to contribute to, price volatility. This would likely result in a corresponding decline in the demand for refining services and could have a material adverse effect on our revenues, cash flows and profitability if we consummate a business combination in that sector. Lower oil prices could also cause our potential customers to seek to terminate, renegotiate or fail to honor our contracts; affect the fair market value of any refining assets we may acquire which in turn could trigger a writedown for accounting purposes; affect our ability to retain skilled personnel which may be employees of any acquisition candidate; and affect our ability to obtain access to capital to finance and grow our businesses. There can be no assurances as to the future level of demand for our services or future conditions in the oil and refinery services industries.

Excess production capacity and lower future demand could adversely impact a target business’ results of operations.

We believe oil storage inventory levels are an indicator of the relative balance between supply and demand. High or increasing storage or inventories generally indicate that supply is exceeding demand and that energy prices are likely to soften. Low or decreasing storage or inventories are an indicator that demand is growing faster than supply and that energy prices are likely to rise. Measures of maximum production capacity compared to demand (excess production capacity) are also an important factor influencing energy prices and spending by oil and natural gas exploration companies. When excess production capacity is low compared to demand, energy prices tend to be higher and more volatile reflecting the increased vulnerability of the entire system to disruption. This could adversely affect a target business’ results of operations.

Seasonal and adverse weather conditions, conservational measures and technical advances adversely affect demand for our services and operations after a business combination.

Weather can also have a significant impact on demand as consumption of energy is seasonal and any variation from normal weather patterns, cooler or warmer summers and winters, can have a significant impact on demand. After a business combination, adverse weather conditions, such as hurricanes in the Gulf of Mexico, may cause supply disruptions and result in a loss of revenue and damage to our equipment and facilities, which may or may not be insured.

Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil, technological advances in fuel economy and energy generation devices could reduce demand for oil and gas. We cannot predict the impact of the changing demand for oil and gas services and products, and any major changes may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Changes in economic conditions may adversely affect our operating results.

After a business combination, our ability to forecast the size of and changes in the worldwide oil industry, and our ability to forecast our customers’ activity levels and demand for our products and services, may impact management of any service and distribution activities we then own, staffing levels and cash and financing requirements. Unanticipated changes in our customers’ requirements could impact costs, creating temporary shortages or surpluses of equipment and people and demands for cash or financing.

International and political events could adversely affect our results of operations and financial condition.

A significant portion of our post business combination revenue may be derived from non-United States operations, which exposes us to risks inherent in doing business in each of the countries in which we transact business. The occurrence of any of the risks described below could have a material adverse effect on our results of operations and financial condition. Operations in countries other than the United States are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

•	expropriation and nationalization of our assets in that country;

•	political and economic instability; civil unrest, acts of terrorism, force of nature, war, or other armed conflict;

•	natural disasters, including those related to earthquakes and flooding;

•	inflation; currency fluctuations, devaluations, and conversion restrictions;

•	confiscatory taxation or other adverse tax policies;

•	governmental activities that limit or disrupt markets, restrict payments, or limit the movement of funds; governmental activities that may result in the deprivation of contract rights; and

•	governmental activities that may result in the inability to obtain or retain licenses required for operation.

Due to the unsettled political conditions in many oil-producing countries and countries in which we may operate, our revenue and profits are subject to the adverse consequences of war, the effects of terrorism, civil unrest, strikes, currency controls, and governmental actions. Countries where we may operate that have significant amounts of political risk include: Afghanistan, Algeria, Indonesia, Iran, Iraq, Nigeria, Russia, and Venezuela. In addition, military action or continued unrest in the Middle East could impact the supply and pricing for oil and gas, disrupt our operations in the region and elsewhere, and increase our costs for security worldwide.

Our facilities and our employees could come under threat of attack in some countries where we may operate, including Iraq and Saudi Arabia. In addition, we may become subject to the risk related to loss of life of our personnel and our subcontractors in these areas. We are also subject to the risks that our employees, joint venture partners, and agents outside of the United States may fail to comply with applicable laws.

Military action, other armed conflicts, or terrorist attacks could limit or disrupt markets and our operations.

Military action in Iraq and Afghanistan, military tension involving North Korea and Iran, as well as the terrorist attacks of September 11, 2001 and subsequent terrorist attacks, threats of attacks, and unrest, have caused instability or uncertainty in the world’s financial and commercial markets and have significantly increased political and economic instability in some of the geographic areas in which we may operate a target business. Acts of terrorism and threats of armed conflicts in or around various areas in which we may operate, such as the Middle East and Indonesia, could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts, or the loss of personnel or assets.

Such events may cause further disruption to financial and commercial markets and may generate greater political and economic instability in some of the geographic areas in which we may operate. In addition, any possible reprisals as a consequence of the war and ongoing military action in Iraq, such as acts of terrorism in the United States or elsewhere, could materially and adversely affect us in ways we cannot predict at this time.

Income taxes could adversely affect a target business’ operations.

A target business may have operations in countries other than the United States. Consequently, we could be subject to the jurisdiction of a significant number of taxing authorities. The income earned in these various jurisdictions is taxed on differing bases, including net income actually earned, net income deemed earned, and revenue-based tax withholding. The final determination of our tax liabilities involves the interpretation of local tax laws, tax treaties, and related authorities in each jurisdiction, as well as the significant use of estimates and assumptions regarding the scope of future operations and results achieved and the timing and nature of income earned and expenditures incurred. Changes in the operating environment, including changes in tax law and currency/repatriation controls, could impact the determination of our tax liabilities for a tax year.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

We currently maintain our executive offices at 823 Eleventh Avenue, New York, New York. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS.

There is no material litigation currently pending against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our equity securities trade on the NYSE Alternext US. Each of our units consists of one share of common stock and one warrant to purchase one share of common stock and trades on the NYSE Alternext US under the symbol “URX.U.” On January 29, 2008, the common stock and warrants included in our units began to trade separately on the NYSE Alternext US under the symbols “URX” and “URX.W,” respectively.

The following table sets forth the high and low sales information for our units for the period from December 12, 2007 through August 31, 2008 and our common stock and warrants for the period from January 29, 2008 through August 31, 2008.

	Units		Common Stock		Warrants
Period Ended	High	Low	High	Low	High	Low
February 29, 2008	9.93	9.71	9.18	9.02	.80	.67
May 31, 2008	9.99	9.50	9.19	9.03	.68	.45
August 31, 2008	10.10	9.70	9.47	9.14	.84	.35

Holders of Record

As of November 24, 2008, there were approximately one holder of record of our units, approximately two holders of record of our common stock and approximately two holders of record of our warrants. Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.

Use of Proceeds from our Initial Public Offering

On December 17, 2007, we consummated our initial public offering of 45,000,000 units. The securities sold in the our initial public offering were registered under the Securities Act on a registration statement on Form S-1, as amended (File No. 333-144704). The SEC declared the registration statement effective on December 11, 2007. All of the units registered were sold at an offering price of $10.00 per unit and generated gross proceeds of $450,000,000. Each unit consists of one share of common stock, par value $0.0001 per share, and one warrant. Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $7.00 per share. Each warrant will become exercisable on the later of our completion of a business combination or December 11, 2008 and will expire on December 11, 2011, or earlier upon redemption.

In connection with our offering, we incurred a total of $15,750,000 in underwriting discounts and $1,150,000 for costs and expenses related to the offering. The underwriters have agreed to defer an additional $15,750,000 of the underwriting discount (equal to 3.5% of the gross proceeds of the offering). These proceeds are held in the trust account and will not be released until the earlier to occur of the completion of our initial business combination or our liquidation. In addition, the trust account holds the proceeds from the sale of the warrants on a private placement basis. In total, we deposited $448,700,000 in the trust account and $150,000 was held outside of the trust. The remaining proceeds and up to $3,700,000 of interest income generated on the trust account are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Excluding $15,750,000 million of the deferred underwriter’s fee held in trust and payable upon the consummation of a business combination, we intend to use substantially all of the remaining net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business.

No expenses of the initial public offering were paid to any of our officers and directors or any of their respective affiliates. We did, however, repay certain of our officers and directors for loans they made to us prior to the consummation of the initial public offering. The aggregate amount of principal on such loans that we repaid was $300,000. These loans were non-interest bearing. All the funds held in the trust account have been invested in either Treasury Bills or Money Market Accounts.

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of dividends in the future will depend on our revenues and earnings, if any, capital requirements and general financial condition after an initial business combination is completed. The payment of any dividends subsequent to an initial business combination will be within the discretion of our then-board of directors. It is the present intention of our board of directors to retain any earnings for use in our business operations and, accordingly, we do not anticipate the board declaring any dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table summarizes the relevant financial data for our business and should be read in conjunction with our financial statements and the notes and schedules thereto, which are included in this Annual Report on Form 10-K.

Period from inception (June 25, 2007) to August 31, 2008
Statement of Operations Data:
Interest Income	$8,164,755
Compensation expense to sponsor	3,980,000
Formation and operating costs	806,926
Net income	875,829
Accretion of Trust Account relating to common stock subject to possible conversion	1,943,157
Net income attributable to common stockholders	(1,067,328)
Earnings per share data:
Weighted average number of shares outstanding, basic and diluted	30,356,558
Net loss per share, basic and diluted	$(.04)
Number of shares outstanding subject to possible conversion, basic and diluted	17,999,999
Net income per share subject to possible conversion, basic and diluted	$.11

Statement of Cash Flows Data:
Net cash used in operating activities	$(3,614,414)
Cash contributed to Trust Account	(456,852,004)
Net proceeds from public offering allocable to stockholders’ equity	237,698,082
Portion on net proceeds from public offering allocable to common stock subject to possible conversion	179,459,990
Proceeds from issuance of insider warrants	15,600,000
Net proceeds of units through public offering deferred as underwriters’ fees	15,750,000

August 31, 2008
Selected Balance Sheet Data:
Cash and cash equivalents	$68,659
Investments held in Trust Account including accrued interest	453,014,755
Total assets	453,420,902
Common stock subject to possible conversion	181,403,148
Total stockholders’ equity	256,235,754

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Company was formed on June 25, 2007, for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of or engaging in any other similar business combination of an unidentified operating business (“Business Combination”). The Company intends to focus on identifying a prospective target business in the energy industry throughout the world, with a particular focus on businesses or assets involved in the refining of petroleum and specialized products (such as petrochemicals) and services to the energy industry, but our efforts will not be limited to the energy industry.

For the twelve months ended August 31, 2008, the Company had net income of $877,894, attributable to compensation, formation and operating costs expenses offset by interest income from trust account investments. For the period ended August 31, 2008, interest income was $8,164,755.

On December 17, 2007, we consummated our initial public offering (the “Offering”) of 45,000,000 units (the “Units”) at a price of $10.00 per unit. Net proceeds from our initial public offering totaled approximately $448,700,000, which includes $15,600,000 from the sale of the warrants to United Refining, Inc., our sponsor (the “Sponsor”), in a private placement completed immediately prior to the initial public offering and was net of $16,900,000 in underwriting fees and other expenses paid at closing. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of common stock. On December 10, 2007, the Company sold to the Sponsor, 15,600,000 warrants, which we refer to as insider warrants, for an aggregate purchase of $15,600,000. The sale of the insider warrants to the Sponsor did not result in the recognition of any stock-based compensation expense because they were sold at or above fair market value.

Each Unit consists of one share of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), and one Callable Common Stock Purchase Warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of Common Stock at an exercise price of $7.00 commencing the later of the consummation of a Business Combination or one year from the effective date of the registration statement related to the Offering and expiring on the fourth anniversary thereof. The Warrants will be callable at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of the call is given. The Company may not call the Warrants unless the Warrants and the shares of common stock underlying the Warrants are covered by an effective registration statement from the beginning of the measurement period through the date fixed for the call.

The Company sold the Units issued in the Offering to the underwriters of the initial public offering (the “Underwriters”) at a price per unit equal to $9.30 (discount and compensation of $0.70 per share), resulting in an aggregate underwriting fee to the Underwriters of $31,500,000.

There are 30,650,000 authorized but unissued shares of our Common Stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of the outstanding Warrants) and all of the 1,000,000 shares of preferred stock available for issuance. On January 15, 2008, the Underwriters informed the Company that they will exercise no part of the over-allotment option (the “Over-allotment Option”) granted to the Underwriters of the Offering. The Sponsor has forfeited 1,687,500 shares as the Over-allotment Option was not exercised in order for the Sponsor to maintain ownership of 20.0% of the Company’s outstanding common stock.

The Company utilizes certain administrative, technology and secretarial services, as well as certain limited office space provided by the Sponsor. The Sponsor has agreed that, until the acquisition of a target business by the Company, it will make such services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay United Refining, Inc. $7,500 per month for such services commencing on the effective date of the Offering.

In connection with the Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Deutsche Bank Securities Inc. and Maxim Group LLC, as joint representatives of the underwriters in the Offering.

Pursuant to the Underwriting Agreement, the Company is obligated to the Underwriters for certain fees and expenses related to the Offering, including underwriting discounts and commission of $31,500,000, of which $15,750,000 was paid at the closing and $15,750,000 has been deferred upon the consummation of a business combination. The deferred discount can be reduced up to $6,299,999 if up to one share less than 40% of the aggregate number of shares of Common Stock Public Stockholders (defined below) seek redemption.

Liquidity and Capital Resources

On December 11, 2007, we completed our public purchase offering of 45,000,000 Units. Each Unit consists of one share of Common Stock, par value $0.001 per share, and one Warrant. As of August 31, 2008, we had cash of $68,659. Until the consummation of the Offering, the only source of liquidity was $300,000 of loans made to us by the Sponsor. This loan was repaid on December 17, 2007 from the proceeds of the Offering.

The registration statement for the Company’s Offering was declared effective on December 11, 2007. The Company consummated the Offering on December 17, 2007 and received net proceeds of $448,700,000, which includes $15,600,000 from the Warrants sold in a private placement to the Sponsor (the “Insider Warrants”) and includes $15,750,000 of Underwriters deferred discount. The Company’s management intends to apply substantially all of the net proceeds of the Offering toward consummating a Business Combination. The initial target business must have a fair market value equal to at least 80% of the Company’s net assets held in the trust account at the time of such acquisition. However, there is no assurance that the Company will be able to successfully affect a Business Combination.

The Company’s amended and restated certificate of corporation provides that the Company’s corporate existence will cease in the event it does not consummate a Business Combination by December 11, 2009 or June 11, 2010 in the event the holders of the common stock sold as part of the Units in the Offering (“Public Stockholders”) approve a proposal to extend the period of time to consummate a Business Combination by an additional six (6) months (the “Extended Period”). If the Company does not effect a Business Combination by December 11, 2009 or June 11, 2010, as the case may be, the Company will promptly distribute the amount held in trust, which is substantially all of the proceeds from the Offering, including any accrued interest, to its Public Stockholders.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the company and the report thereon of BDO Seidman LLP, dated November 14, 2008 for the fiscal years ended August 31, 2008 and 2007 are included herein:

•	Reports of Independent Registered Public Accounting Firm

•	Balance Sheets at August 31, 2008 and 2007.

•	Statements of Income, Cash Flows and Stockholders’ Equity for the years ended August 31, 2008 and 2007.

•	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

United Refining Energy Corporation

New York, New York

We have audited the accompanying balance sheets of United Refining Energy Corporation (a corporation in the development stage) as of August 31, 2008 and August 31, 2007 and the related statements of operations, stockholders’ equity and cash flows for the year ended August 31, 2008, periods from June 25, 2007 (inception) to August 31, 2008 and June 25, 2007 (inception) to August 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express and opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company’s Certificate of Incorporation provides that the Company’s corporate existence will cease in the event it does not consummate a Business Combination by December 11, 2009 or June 11, 2010 in the event the holders of the common stock sold as part of the Units in the Offering (“Public Stockholders”) approve a proposal to extend the period of time to consummate a Business Combination by an additional six (6) months (the “Extended Period”). If the Company does not effect a Business Combination by December 11, 2009 or June 11, 2010, as the case may be, the Company will promptly distribute the amount held in trust (the “Trust Account”), which is substantially all of the proceeds from the Offering, including any accrued interest, to its Public Stockholders.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Refining Energy Corporation as of August 31, 2008 and August 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended August 31, 2008, periods from June 25, 2007 (inception) to August 31, 2008, and June 25, 2007 (inception) to August 31, 2007 in conformity with accounting principles generally accepted in the United States.

/s/ BDO Seidman, LLP

New York, New York

November 14, 2008

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

BALANCE SHEETS

	August 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$68,659	$22,702
Cash and cash equivalents held in trust	453,014,755	—
Prepaid expenses	69,488	—
Deferred offering costs	—	259,971
Deferred tax asset	268,000	—

Total Assets	$453,420,902	$282,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued offering costs	$—	$59,738
Note payable—stockholder	—	200,000
Income taxes payable	32,000	—
Deferred underwriters’ fees	15,750,000	—

Total Current Liabilities	15,782,000	259,738

Common stock, subject to possible redemption (17,999,999 shares at redemption value)	181,403,148	—

COMMITMENTS (Note 3)
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.0001 par value 1,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $.0001 par value, 150,000,000 shares authorized; 38,250,001 and 12,937,500 issued and outstanding, respectively (excluding 17,999,999 shares subject to redemption at August 31, 2008)	3,825	1,294
Additional paid in capital	255,356,100	23,706
Retained earnings (deficit) accumulated during the development stage	875,829	(2,065)

Total Stockholders’ Equity	256,235,754	22,935

Total Liabilities and Stockholders’ Equity	$453,420,902	$282,673

See accompanying notes to the financial statements.

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year Ended August 31, 2008	For the period from June 25, 2007 (inception) to August 31, 2007	For the period from June 25, 2007 (inception) to August 31, 2008
Revenue	$—	$—	$—
Operating expenses:
Compensation expense to sponsor	3,980,000	—	3,980,000
Formation and operating costs	804,861	2,065	806,926

Loss for the period before interest and income taxes	(4,784,861)	(2,065)	(4,786,926)
Interest income	8,164,755	—	8,164,755

Income (loss) before provision for income taxes	3,379,894	(2,065)	3,377,829
Provision for income taxes	2,502,000	—	2,502,000

Net income (loss) for the period	877,894	(2,065)	$875,829

Accretion of trust account relating to common stock subject to possible redemption	1,943,157	—

Net loss attributable to common shareholders	$(1,065,263)	$(2,065)

Number of shares outstanding subject to possible redemption—basic and diluted	17,999,999	—
Net income per share subject to possible redemption—basic and diluted	$.11	$—

Weighted average number of shares outstanding—basic and diluted	30,356,558	12,937,500
Net loss per share—basic and diluted	$(.04)	$—

See accompanying notes to the financial statements.

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from June 25, 2007 (Inception) to August 31, 2008

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Deficit) Accumulated During the Development Stage	Total
Balance at June 25, 2007 (Inception)	—	$—	$—	$—	$—
Issuance of common stock to initial stockholder at $0.001 per share	12,937,500	1,294	23,706	—	25,000
Net loss for the period	—	—	—	(2,065)	(2,065)

Balance at August 31, 2007	12,937,500	1,294	23,706	(2,065)	22,935
Issuance of Sponsor Warrants to purchase 2,500,000 shares of common stock	—	—	3,980,000	—	3,980,000
Proceeds from the sale of 15,600,000 warrants to our sponsor	—	—	15,600,000	—	15,600,000
Sale of 45,000,000 units through public offering, net of underwriters discount and offering expenses and excluding $179,459,990 of proceeds allocable to 17,999,999 shares of common stock subject to possible redemption	27,000,001	2,700	237,695,382	—	237,698,082
Forfeiture of 1,687,500 shares of common stock by sponsor due to non-exercise of over-allotment option by underwriters	(1,687,500)	(169)	169	—	—
Accretion of trust account relating to common stock subject to possible redemption	—	—	(1,943,157)	—	(1,943,157)
Net income for the period	—	—	—	877,894	877,894

Balance at August 31, 2008	38,250,001	$3,825	$255,356,100	$875,829	$256,235,754

See accompanying notes to the financial statements.

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended August 31, 2008	For the Period from June 25, 2007 (inception) to August 31, 2007	For the Period from June 25, 2007 (inception) to August 31, 2008
Cash flows from operating activities:
Net income (loss)	$877,894	$(2,065)	$875,829
Adjustments to reconcile net income to net cash used in operating activities:
Compensation expense to sponsor	3,980,000	—	3,980,000
Interest income	(8,164,755)	—	(8,164,755)
Change in operating assets and liabilities:
Prepaid expenses	(69,488)	—	(69,488)
Income taxes payable	32,000	—	32,000
Deferred tax asset	(268,000)	—	(268,000)

Net cash used in operating activities	(3,612,349)	$(2,065)	(3,614,414)

Cash flows from investing activities:
Purchase of investments held in trust account	(456,852,004)	—	(456,852,004)
Withdrawal from trust account for federal income taxes and working capital requirements	3,837,250	—	3,837,250
Interest earned on cash and cash equivalents held in trust	8,164,755	—	8,164,755

Net cash used in investing activities	(444,849,999)		(444,849,999)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	25,000	25,000
Deferred offering costs	200,233	(200,233)	—
Proceeds from issuance of insider warrants	15,600,000	—	15,600,000
Net proceeds of units through public offering deferred as underwriters’ fees	15,750,000	—	15,750,000
Net proceeds from sale of units through public offering allocable to stockholders’ equity	237,698,082	—	237,698,082
Portion of net proceeds from sale of units through public offering allocated to shares of common stock subject to possible redemption	179,459,990	—	179,459,990
Proceeds from notes payable	100,000	200,000	300,000
Payments of notes payable	(300,000)	—	(300,000)

Net cash provided by financing activities:	448,508,305	24,767	448,533,072

Net increase in cash and cash equivalents	45,957	22,702	68,659
Cash and cash equivalents, beginning of period	22,702	—	—

Cash and cash equivalents, end of period	$68,659	$22,702	$68,659

Cash paid during the period for:
Income taxes	$2,738,000	—	$2,738,000

Supplemental disclosure of non-cash activities:
Accrued offering costs	—	$59,738	—
Compensation expense to sponsor	$3,980,000	—	$3,980,000
Accretion of trust account relating to common stock subject to possible redemption	$1,943,157	$—	$1,943,157

See accompanying notes to the financial statements.

UNITED REFINING ENERGY CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BUSINESS OPERATIONS

United Refining Energy Corp. (the “Company”) was incorporated in Delaware on June 25, 2007 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or any other similar business combination, an unidentified operating business or assets. The Company intends to focus on identifying a prospective target business in the energy industry, with a particular focus on businesses or assets involved in the refining of petroleum products (“Business Combination”), but will not be limited to pursuing acquisition opportunities only within that industry.

At August 31, 2008, the Company is currently evaluating acquisition candidates. All activity through August 31, 2008 relates to the Company’s formation, the initial public offering, (the “Offering”) described below and its search for a Business Combination. The Company has selected August 31 as its fiscal year end.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standard No. 7.

The registration statement for the Offering was declared effective on December 11, 2007. The Company consummated the Offering on December 17, 2007 and received net proceeds of $448,700,000, which includes $15,600,000 from the Insider Warrants sold in a private placement (described in Note 4) and $15,750,000 of the underwriters’ deferred discount (See Note 3). The net proceeds from the Offering were placed in a trust account (“Trust Account”) established for the benefit of the holders of the Common Stock sold as part of the Units in the Offering (the “Public Stockholders”) of the Company. The Company’s management intends to apply substantially all of the net proceeds of the Offering toward consummating a Business Combination. The initial target business must have a fair market value equal to at least 80% of the Company’s net assets held in the trust account at the time of such acquisition.

The Company’s Amended and Restated Certificate of Incorporation provides that the Company’s corporate existence will cease in the event it does not consummate a Business Combination by December 11, 2009 or June 11, 2010 in the event the Public Stockholders approve a proposal to extend the period of time to consummate a Business Combination by an additional six (6) months (the “Extended Period”). If the Company does not effect a Business Combination by December 11, 2009 or June 11, 2010, as the case may be, the Company will promptly distribute the amount held in the Trust Account, which is substantially all of the proceeds from the Offering, including any accrued interest, to its Public Stockholders.

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

On November 30, 2007, the Company granted to the Sponsor 2,500,000 warrants to purchase up to 2,500,000 shares of Common Stock (the “Sponsor Warrants”). The Sponsor Warrants are identical to the warrants sold in the Offering, except that: (i) the Sponsor Warrants are exercisable at $12.50 per share, (ii) the Sponsor Warrants will be non-redeemable so long as they are held by the Sponsor or its permitted assigns and (iii) the Sponsor Warrants expire on December 11, 2012. The Company performed a Black-Scholes calculation to determine the value of the warrants, using an expected life of 5 years, volatility of 26.67% and a risk free interest rate of 3.38%. The grant of the Sponsor Warrants is recorded as compensation expense in accordance with Financial Accounting Board Opinion No. 123(R) (Statement 123) and is included in the amount of $3,980,000 in the Company’s Statements of Operations.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements include the accounts of the Company. The Company is currently evaluating acquisition candidates. All activity through August 31, 2008 is related to the Company’s formation, the Offering and its search for a Business Combination. The Company has selected August 31 as its fiscal year end.

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

Cash and Cash Equivalents Held in Trust

The Company’s restrictive investment held in the Trust Account at August 31, 2008 is invested in U.S. Government Institutional money market securities. The Company recognized interest income of $8,164,755 on investments held in trust for the year ended August 31, 2008 and for the period from inception (June, 25, 2007) to August 31, 2008, which is included in the accompanying Statements of Operations.

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

UNITED REFINING ENERGY CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Common Stock Subject to Possible Conversion

With respect to the Extended Period (the proposal for which is approved by the Public Stockholders) or the Business Combination which is approved and consummated, any Public Stockholder who voted against the Extended Period or the Business Combination, as the case may be, may demand that the Company redeem his or her shares. The initial per share redemption price will equal $9.97 per share (plus a portion of the interest earned on the Trust Account) but net of: (i) taxes payable on interest earned on the Trust Account and State of Delaware franchise taxes and (ii) up to $3,700,000 of interest income released to the Company to fund working capital. Accordingly, Public Stockholders holding up to one share less than 40.0% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares of Common Stock in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by the Initial Stockholder. As a result of this redemption right, $179,459,990 plus accretion of $1,943,157 has been classified as Common Stock, Subject to Possible Redemption on the accompanying balance sheet as of August 31, 2008.

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

Income/Loss Per Common Share

Basic income/loss per share excludes dilution and is computed by dividing the income/loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or redeemed for common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. At August 31, 2008, there were no such potentially dilutive securities. Therefore, basic and diluted income/loss per share were the same for the year ended August 31, 2008 for the shares subject to conversion.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts presented in the balance sheet at August 31, 2008 and August 31, 2007.

The Company accounts for derivative instruments, if any, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” as amended, (“SFAS 133”) which establishes accounting and reporting standards for derivative instruments.

UNITED REFINING ENERGY CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“Statement 157”). Statement 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. Statement 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Statement 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. In February 2008, the FASB provided a one year deferral for the implementation of Statement 157 for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. The Company believes that the adoption of Statement 157 will not have a significant effect on the Company’s financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“Statement 159”). Statement 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Statement 159 will be available on contract-by-contract basis with changes in fair values recognized in earnings as those changes occur. Statement 159 is effective for fiscal years after November 15, 2007. Statement 159 also allows early adoption provided the entity also adopts the requirements of Statement 157. The Company does not believe the adoption of Statement 159 will have a material impact, if any, on its financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (“SFAS 141(R)”). Statement 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. Statement 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of Statement 141 (R), the application of its provisions will likely have a material impact on the Company’s results of operations, although the Company is not currently able to estimate that impact.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“Statement 160”). Statement 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company does not expect the adoption of Statement 160 to have a material impact on its financial condition or results of operations.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3—COMMITMENTS

Administrative Services Agreement

The Company utilizes certain administrative, technological and secretarial services, as well as certain limited office space provided by United Refining, Inc., its Sponsor. The Sponsor has agreed that, until the

UNITED REFINING ENERGY CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

acquisition of a target business by the Company, it will make such services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay United Refining, Inc. $7,500 per month for such services commencing December 11, 2007 and terminating upon the earlier of the date the Company consummates a Business Combination or dissolves and liquidates in accordance with its amended and restated certificate of incorporation. The Company has paid the Sponsor $65,178 through August 31, 2008 for these costs.

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

As of August 31, 2008, there are 30,650,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants) and all of the 1,000,000 shares of preferred stock available for issuance.

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

UNITED REFINING ENERGY CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

As of August 31, 2008, there are 63,100,000 warrants outstanding. Each warrant, excluding the Sponsor Warrants, will be exercisable for one share of common stock at an exercise price of $7.00 per share, while the Sponsor Warrants will be exercisable for one share of common stock at the price of $12.50 per share. None of the warrants may be exercised until after consummation of our Business Combination and the funding in the trust account disbursed. The warrant exercise price will be paid directly to the Company and not placed in the trust account.

NOTE 5—INCOME TAXES

The provision for income taxes for the year ended August 31, 2008, as well as for the period June 25, 2007 (inception) through August 31, 2008, consists of current federal tax of $2,770,000, and a deferred tax benefit of $268,000. There is no provision for income taxes required for the period June 25, 2007 (inception) through August 31, 2007.

The Company’s effective tax rate does not approximate the federal statutory rate due to compensation which is not deductible for tax purposes. No provision for state and local income taxes has been made since the Company was formed as a vehicle to affect a Business Combination and, as a result, does not conduct operations and is not engaged in a trade or business in any state. The Company is incorporated in Delaware and authorized to do business in New York and accordingly is subject to franchise taxes. Delaware and New York franchise tax expense of $16,661 ($16,511 Delaware and $150 New York) for the year ended August 31, 2008 as well as the period June 25, 2007 (inception) through August 31, 2008 are included as part of formation and operating costs in the accompanying statement of operation.

UNITED REFINING ENERGY CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 6—SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fiscal Year Ended August 31, 2008				For the Period From June 25, 2007 (Inception) to August 31, 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Interest income	—	3,319,845	2,576,260	2,268,650	—
Compensation expense to sponsor	3,980,000	—	—	—	—
Formation and operating costs	—	139,935	530,084	134,842	2,065
Provision for income taxes	—	1,128,800	647,367	725,833	—
Net income (loss) for the period	(3,980,000)	2,051,110	1,398,809	1,407,975	(2,065)
Accretion of Trust Account relating to common stock subject to possible conversion	—	820,444	559,524	563,189	—
Net income (loss) attributable to common shareholders	(3,980,000)	1,230,666	839,285	844,786	(2,065)
Weighted number of shares outstanding, basic and diluted	12,937,500	33,502,748	38,250,001	38,250,001	12,937,500
Net income per share, basic and diluted	(0.31)	0.04	0.01	0.02	0.00
Number of shares outstanding subject to possible conversion	—	17,999,999	17,999,999	17,999,999	—
Net income per share subject to possible conversion, basic and diluted	—	0.05	0.03	0.03	—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of August 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended August 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and executive officers are as follows:

Name	Age	Position
John A. Catsimatidis	60	Chairman of the Board of Directors and Chief Executive Officer
Myron L. Turfitt	56	President and Director
James E. Murphy	63	Chief Financial Officer
John R. Wagner	49	Secretary
Theodore P. Nikolis	54	Director
Michael Bilirakis	78	Director

John A. Catsimatidis has been our Chairman and Chief Executive Officer since inception. Mr. Catsimatidis is the Chairman of the Board and Chief Executive Officer of Red Apple Group, Inc., a diversified holding company with interests in the energy industry, supermarkets, airplanes and finance. Mr. Catsimatidis founded Red Apple Supermarkets, a single neighborhood grocery store in 1968. Through internal growth and a series of acquisitions, Mr. Catsimatidis has grown the operation, under the brand name “Gristedes,” into Manhattan’s largest supermarket chain. He is currently the Chairman of the Board and Chief Executive Officer of United Refining Company, an integrated refiner and marketer of petroleum products in western New York and northwestern Pennsylvania, and has held those positions since February 1986, when his wholly-owned company, United Acquisition Corp., purchased United Refining, Inc., United Refining Company’s parent and our sponsor, while United Refining Company was in bankruptcy proceedings. Thereafter, Mr. Catsimatidis negotiated a plan of reorganization, paying creditors 100% of proven claims plus post-petition interest, and enabling United Refining Company to emerge from bankruptcy. For the fiscal year ended August 31, 2008, United Refining Company generated net sales in excess of $3.208 billion. United Refining Company, which celebrated its 100th anniversary in 2002, also operates approximately 371 gas stations and convenience stores. While at United Refining Company, Mr. Catsimatidis has also overseen its acquisition of Country Fair, which has 73 retail locations and the increase of the refinery’s output from 65,000 barrels per day, or bpd, to 70,000 bpd. Mr. Catsimatidis has also acquired a large portfolio of commercial real estate and via R.A. Real Estate, Inc., a company wholly-owned by Mr. Catsimatidis, is currently engaged in a $500 million commercial and residential development project in Brooklyn, New York. Mr. Catsimatidis has also been involved in the airline industry since the early 1970s. His holdings in aviation have included owning commercial aircraft and, at one time, he controlled Capitol Airlines, then the 11th largest commercial airline in the United States.

Myron L. Turfitt has been our President and Director since inception. He is currently President and Chief Operating Officer of United Refining Company, and has held these positions since September 1996. Mr. Turfitt began his career at United Refining Company in July 1981 as Vice President—Accounting and Administration, a position he held until August 1983. Beginning in August 1983, Mr. Turfitt became Senior Vice President-Finance of United Refining Company until June 1987, when he was made Chief Financial Officer and Executive Vice President. He held those positions until September 1996, when he took over his current position of President and Chief Operating Officer of United Refining Company. Mr. Turfitt is a CPA with over 30 years of financial and operations experience in all phases of the petroleum business including exploration and production, refining and retail marketing. His experience covers both fully-integrated major oil companies and large independents.

James E. Murphy has been Chief Financial Officer since July 2007. Since January 1997, Mr. Murphy has served as Chief Financial Officer of United Refining Company, a wholly-owned subsidiary of our sponsor, United Refining, Inc. He previously held the position of Vice President-Finance from April 1995 to December 1996 and Director of Internal Auditing from May 1982 to April 1986. Additionally, Mr. Murphy has held other accounting and internal auditing positions during his career with United Refining Company. Mr. Murphy is a CPA and prior to joining us he had over 15 years experience in accounting and auditing with banking, public accounting and manufacturing companies.

John R. Wagner has been our Secretary since July 2007. Since August 1997, Mr. Wagner has served as Vice President, General Counsel and Secretary to each of United Acquisition Corp., parent of our sponsor, United Refining, Inc. and to its subsidiary United Refining Company. Prior to joining the United Refining family of companies, Mr. Wagner served as Counsel to Dollar Bank, F.S.B. from 1988 to August 1997.

Theodore P. Nikolis has been a director of our company since July 2007. Since October 2005, Mr. Nikolis has served as Senior Counsel to The Royal Bank of Scotland (LSE: RBS). As Senior Counsel, Mr. Nikolis oversees and manages the legal aspects of the Bank’s New York lending transactions, including with respect to regulatory and compliance matters. In addition, Mr. Nikolis manages the legacy real estate properties of National Westminster Bank plc, a United Kingdom based bank which had approximately £9.8 billion of revenue in fiscal 2006. Approximately 20 years ago, Mr. Nikolis began his involvement in the electric power sector as a project finance attorney at the firm of Chadbourne & Parke. From January 2000 to October 2005, Mr. Nikolis was a principal of Nikolis & Associates, LLC, a consulting firm focused on distressed debt providing turnaround strategies, debt restructuring, collateral sales and bankruptcy options for the maximization of asset and/or collateral value in distressed situations. From January 2003 to October 2005, Mr. Nikolis was also a member of Odysseus Energy Inc., a private equity group targeting distressed electric generating facilities. From March 1998 to January 2000, Mr. Nikolis managed the closure of Coutts & Co.’s New York office, the private banking subsidiary of NatWest. Between 1993 and 1998 he was Senior Vice President and Counsel for NatWest Markets, the former investment banking division of NatWest Plc., where he created and managed the unit responsible for managing corporate and project finance restructuring, problem loans, and all bankruptcy proceedings. From 1991 to 1993, Mr. Nikolis held a similar position with NatWest, USA where, inter alia, he managed the short term operation, financial restructuring and ultimate liquidation of over $1 billion of distressed co-generation and independent power production facilities.

Michael Bilirakis has been a director of our company since September 2007. In January 2007, Mr. Bilirakis returned to the practice of law, which he previously engaged in from 1968 to 1984, and established the Bilirakis Law Group. From January 1983 until his retirement in January 2007, Mr. Bilirakis served in the U.S. House of Representatives as a representative of the Ninth District of Florida. During his tenure, Mr. Bilirakis served on the House Energy and Commerce Committee for 22 years. From 1992 to 2006, Mr. Bilirakis served as a member of the North Atlantic Treaty Organization (NATO) Parliamentary Assembly, which brings together members of the U.S. Congress with members of parliaments throughout NATO to facilitate awareness and understanding of key security issues and to provide transparency of NATO policies.

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class serving a two-year term. Our Bylaws provide that the number of directors constituting our board of directors shall not be less than one or more than nine. As of August 31, 2008 we had four directors. The term of office of the first class of directors, consisting of Messrs. Nikolis and Bilirakis will expire at our first annual meeting of stockholders following the completion of the Company’s initial public offering. The term of office of the second class of directors, consisting of Messrs. Catsimatidis and Turfitt, will expire at the second annual meeting following the completion of the Company’s initial public offering.

Director Independence

Our board of directors has determined that Theodore P. Nikolis and Michael Bilirakis are “independent directors” as such term is defined in the rules of the NYSE Alternext US and Rule 10A-3 of the Exchange Act. We intend to locate and appoint at least one additional independent director to serve on the board of directors and one additional independent director to serve on each of our audit committee and nominating committee within one year of the completion of our initial public offering.

Audit Committee

Our audit committee consists of Theodore P. Nikolis and Michael Bilirakis. As required by the rules of the NYSE Alternext US, each of the members of our audit committee is financially literate. We are currently conducting a search for an additional member for our board of directors. We will identify the director we consider to qualify as an “audit committee financial expert” and “financially sophisticated” as defined under SEC and NYSE Alternext US rules, respectively, within one year of the completion of our initial public offering.

Code of Ethics

We adopted a code of ethics that applies to our officers, directors and employees. We have filed copies of our code of ethics as an exhibit to the registration statement in connection with our initial public offering. You will be able to review these documents by accessing our public filings at the SEC’s Web site at www.sec.gov.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) (“Section 16(a)”) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires executive officers and directors and persons who beneficially own more than ten percent (10%) of the Company’s common stock to file initial reports of ownership on Form 3 and reports of changes in ownership on Form 4 with the Securities and Exchange Commission (the “Commission”) and any national securities exchange on which the Company’s securities are registered.

Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten per cent (10%) beneficial owners were satisfied during 2008, except as follows: Theodore P. Nikolis filed a Form 4 to report the acquisition of shares of common stock in the open market, which was late.

ITEM 11.	EXECUTIVE COMPENSATION.

No compensation of any kind, including finder’s and consulting fees, will be paid by us to any of our executive officers, directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, we will reimburse such persons for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations, although they will not be reimbursed for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount not held in the trust account unless the business combination is consummated. As of August 31, 2008, an aggregate of $11,159 has been reimbursed to our executive officers, directors, and their respective affiliates for such expenses. Of such amount, $3,026 was paid to our officers and directors.

After an initial business combination, directors or executive officers who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive officer and director compensation. We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with the company after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with the company may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with the company after the consummation of an initial business combination will be a determining factor in our decision to proceed with any potential business combination.

Compensation Committee Interlocks and Insider Participation

None.

Compensation Committee Report and Compensation Discussion and Analysis

We have not included a compensation committee report and a compensation discussion and analysis because members of our management team have not received any cash or other compensation for services rendered to us during the year ended August 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following information, including stock ownership, is submitted with respect to our directors, each executive officer that would be named in a “Summary Compensation Table,” for all executive officers and directors as a group, and, based solely on Schedule 13D and 13G filings with the Securities and Exchange Commission, for each holder of more than five percent of our common stock as of August 31, 2008.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and nature of beneficial ownership (2)	Percent of Class
HBK Investments L.P. (3)	4,555,300	8.10%
Platinum Partners Value Arbitrage Fund LP (4)	4,455,000	7.92%
QVT Financial LP (5)	4,000,000	7.11%
Brian Taylor (6)	3,500,000	6.22%
United Refining, Inc. (7)	11,250,000	20.00%
John A. Catsimatidis (7)	11,250,000
James E. Murphy	—	—
Theodore P. Nikolis	2,000	*
Michael Bilirakis	—	—
All Directors and Officers as a Group (6 persons)	11,252,000	20.0%

*	less than one percent (1%).
(1)	Unless otherwise indicated, the business address of each of the stockholders is 823 Eleventh Avenue, New York, New York 10019.
(2)	Unless otherwise indicated, all ownership is direct beneficial ownership.
(3)	HBP Investments L.P. has delegated discretion to vote and dispose of our common stock it holds to HBK Services LLC. In addition, voting power and dispositive power is share with KBK Partners II L.P., HBK Management LLC and HBK Master Fund L.P. The address for HBK Investments L.P., and the other entities named herein, is 300 Crescent Court, Suite 700, Dallas, Texas 75201.
(4)	The address for Platinum Partners Value Arbitrage Fund LP is 152 West 57th Street, 54th Floor, New York, New York 10019.
(5)

QVT Financial LP (“QVT Financial”) is the investment manager for QVT Fund LP (the “Fund”), which beneficially owns 3,303,315 shares of common stock, and for Quintessence Fund L.P. (“Quintessence”), which beneficially owns 360,725 shares of common stock. QVT Financial is also the investment manager for a separate discretionary account managed for Deutsche Bank AG (the “Separate Account”), which holds 335,960 shares of common stock. QVT Financial has the power to direct the vote and disposition of the common stock held by the Fund, Quintessence and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 4,000,000 shares of common stock, consisting of the shares owned by the Fund and Quintessence and the shares held in the Separate Account. QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of common stock reported by QVT Financial. QVT Associates GP LLC, as General Partner of the Fund and Quintessence, may be deemed to beneficially own the aggregate number of shares of common stock owned by the Fund and Quintessence, and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate amount of 3,664,040 shares of common stock. Each of

QVT Financial and QVT Financial GP LLC disclaims beneficial ownership of the shares of common stock owned by the Fund and Quintessence and held in the Separate Account. QVT Associates GP LLC disclaims beneficial ownership of all shares of common stock owned by the Fund and Quintessence, except to the extent of its pecuniary interest therein. The address for QVT Financial LP, QVT Financial GP LLC and QVT Associates GP LLC is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036. The address for QVT Fund LP is Walkers SPV, Walkers House, Mary Street, George Town, Grand Cayman, KY1 9001 Cayman Islands.

(6)	Brian Taylor shares voting and dispositive power over these shares of common stock with Pine River Capital Management L.P. and Nisswa Master Fund Ltd. The address for each party is 601 Carlson Parkway, Suite 330, Minnetonka, Minnesota 55305.
(7)	Mr. Catsimatidis may be deemed to beneficially own the shares owned by United Refining, Inc by virtue of his indirect ownership and control of United Refining, Inc.

All of the shares of common stock outstanding prior to the effective date of the registration statement relating to our initial public offering were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, and will be so held until the earliest of:

•

one year following the consummation of a business combination and three years from the date of the prospectus relating to our initial public offering, but in no event less than one year from the consummation of a business combination; and

•

the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

During the escrow period, the holders of these shares of common stock will not be able to sell or transfer their securities except in certain limited circumstances (such as transfers to relatives and trusts for estate planning purposes, while remaining in escrow), but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, the holders will not receive any portion of the liquidation proceeds with respect to common stock owned by them prior to our initial public offering.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On June 25, 2007, we issued 10,000,000 shares of our common stock to our sponsor, United Refining, Inc., which is indirectly owned by John A. Catsimatidis, our Chairman and Chief Executive Officer, for an aggregate amount of $25,000 in cash, at a purchase price of approximately $0.0025 per share. On September 6, 2007, we effected a .625-for-one reverse stock split effectively increasing the per share price to $0.004 per share. On November 29, 2007, we announced a 2.3-for-one stock dividend effectively decreasing the per share price to $0.0019.

On December 11, 2007 United Refining, Inc. agreed to forfeit 1,437,500 shares of our common stock. Finally, on January 15, 2008, the underwriters of the Company’s initial public offering informed the Company that they would exercise no part of their Over-allotment Option. In accordance with its contractual obligations, our Sponsor forfeited an additional 1,687,500 shares of our Common Stock.

United Refining, Inc. purchased in a private placement transaction 15,600,000 warrants from us at a price of $1.00 per warrant. These insider warrants have terms and provisions that are identical to the warrants included in the units sold in our initial public offering, respectively, except that: (i) the insider warrants were purchased pursuant to an exemption from the registration requirements of the Securities Act and will become freely tradable only after they are registered pursuant to a registration rights agreement signed on the date of the prospectus relating to our initial public offering, (ii) the insider warrants are nonredeemable so long as they are held by our sponsor or its permitted assigns and (iii) the insider warrants are exercisable (a) on a “cashless” basis at any time after they become exercisable, if held by our sponsor or its permitted assigns and (b) in the absence of an effective registration statement covering the shares of common stock underlying the warrants. The transfer restriction does not apply to transfers made pursuant to registration or an exemption that are occasioned by operation of law or for estate planning purposes, while remaining in escrow. The $15,600,000 purchase price of the insider warrants was added to the proceeds of our initial public offering to be held in the trust account pending our completion of our initial business combinations. If we do not complete one or more business combinations that meet the criteria described in this prospectus, then the $15,600,000 purchase price of the insider warrants will become part of the liquidation amount distributed to our public stockholders from our trust account and the insider warrants will become worthless.

On November 30, 2007, we granted to United Refining, Inc., warrants to purchase up to 2,500,000 shares of our common stock, which we refer to as the sponsor warrants. Such warrants were granted to the sponsor in order to induce it to increase its investment in the private placement preceding our initial public offering (and such warrants were delivered upon the closing of the private placement) and were treated as a compensation expense for accounting purposes. The sponsor warrants are identical to the warrants included in the units sold in our initial public offering, except that: (i) the sponsor warrant are exercisable at $12.50 per share, (ii) the sponsor warrants are nonredeemable so long as they are held by our sponsor or its permitted assigns and (iii) the sponsor warrants expire five years from the date of the prospectus relating to our initial public offering.

The holders of a majority of: (i) the shares of common stock held by United Refining, Inc., which is indirectly owned by John A. Catsimatidis, our Chairman and Chief Executive Officer and (ii) the shares of common stock issuable upon exercise of the insider warrants and (iii) the sponsor warrants and the underlying shares of common stock will be entitled to make up to two demands that we register these securities pursuant to a registration rights agreement signed on the date of the prospectus relating to our initial public offering. Such holders may elect to exercise these registration rights at any time commencing on or after the date on which these securities are released from escrow. In addition, these stockholders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the date on which these securities are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Because the insider warrants and the sponsor warrants were originally issued pursuant to an exemption from the registration requirements under the Securities Act, the holders of these warrants will be able to exercise their warrants even if, at the time of exercise, a prospectus relating to the common stock issuable upon exercise of such warrants is not current. Our insider warrants and the sponsor warrants will become freely tradable only after they are registered pursuant to a registration rights agreement to be signed on or before the date of this prospectus.

In order to protect the amounts held in the trust account, our sponsor has agreed to indemnify us for claims of creditors, vendors, service providers and target businesses that have not executed a valid and binding waiver of their right to seek payment of amounts due to them out of the trust account. In the event that the proceeds in the trust account are reduced and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether we would take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action against our sponsor on our behalf to enforce its indemnification obligations, it is possible that our independent directors in exercising their business judgment may choose not to do so in a particular instance. If our independent directors choose not to enforce the indemnification obligations of our sponsor, we cannot assure you that the per-share distribution from the trust account, if we liquidate, will not be less than $9.97, plus interest then held in the trust account.

United Refining, Inc. loaned an aggregate of $300,000 prior to the consummation of our initial public offering to cover expenses related to the offering, such as SEC registration fees, NYSE Alternext US listing fees,

FINRA registration fees and legal and accounting fees and expenses. The loan was payable without interest on the earlier of December 31, 2008 or the consummation of our initial public offering. We repaid this loan from the proceeds of our initial public offering not placed in trust.

We will reimburse our officers and directors, subject to board approval, for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged. Accountable out-of-pocket expenses incurred by our officers and directors will not be repaid out of proceeds held in the trust account until these proceeds are released to us upon the completion of a business combination, provided there are sufficient funds available for reimbursement after such consummation.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by a majority of our disinterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

While we do not intend to pursue a business combination with any company that is affiliated with our sponsor, executive officers or directors, we are not prohibited from pursuing such a transaction. In the event we seek to complete a business combination with such a company, we would obtain an opinion from an independent investment banking firm which is a member of the FINRA and is reasonably acceptable to the representatives of the underwriters of our initial public offering, that such a business combination is fair to our stockholders from a financial point of view. Other than with respect to the business combination, we have not adopted a policy that expressly prohibits our directors, officers, securityholders or affiliates from having a direct or indirect pecuniary interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such parties may have an interest in certain transactions in which we are involved, and may also compete with us.

Mr. Catsimatidis is deemed to be our “parent” and “promoter,” as these terms are defined under the federal securities laws.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of BDO Seidman LLP (“BDO”) is our independent registered public accounting firm. BDO manages and supervises the audit, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid to BDO for services rendered:

Audit Fees

Audit fees for the period from inception to August 31, 2008 related to professional services rendered in connection with our initial public offering (comprised of various financial statements included in our Registration Statement on Form S-1, including all amendments, and our Current Report on Form 8-K filed with the SEC on December 18, 2007), aggregating $232,000; the audit of our financial statements for the period ended August 31, 2008 and the quarterly review of financial statements included in our quarterly report on Form 10-Q for the quarterly periods ended November 30, 2007, February 29, 2008 and May 31, 2008 amounted to $64,000.

Audit-Related Fees

We did not receive any audit related fees for the year ended August 31, 2008.

Tax Fees

We received $2,000 of tax services for the year ended August 31, 2008.

All Other Fees

We did not receive products and services provided by BDO, other than those discussed above, for the year ended August 31, 2008.

Pre-Approval Policy

Since our audit committee was not formed until September 2007, the audit committee did not pre-approve the appointment of BDO, although any services rendered prior to the formation of our audit committee were approved by our board of directors and have since been ratified by our audit committee. On a going-forward basis, the audit committee will pre-approve all auditing services and permitted non-audit services to be performed for us by BDO, including the fees and terms thereof (subject to the de minimus exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee may form and delegate authority to subcommittees of the audit committee consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full audit committee at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements.

The following financial statements of United Refining Energy Corp. are included in Item 8:

Page
Financial Statements
Report of Independent Registered Public Accounting Firm	52
Balance Sheet at August 31, 2008 and 2007	53
Statement of Operations for the Years Ended August 31, 2008, for the Period from June 25, 2007 (inception) to August 31, 2007 and for the Period from June 25, 2007 (inception) to August 31, 2008	54
Statement of Stockholders’ Equity for the Years ended August 31, 2008, for the Period from June 25, 2007 (inception) to August 31, 2007 and for the Period from June 25, 2007 (inception) to August 31, 2008	55
Statement of Cash Flows for the Years Ended August 31, 2008, for the Period from June 25, 2007 (inception) to August 31, 2007 and for the Period from June 25, 2007 (inception) to August 31, 2008	56
Notes to Financial Statements	57

(2) Financial Statement Schedules.

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(3) Exhibits.

Exhibit No.	Exhibit
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registrant Statement on Form S-1 filed on July 19, 2007)

3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 17, 2007)

3.3	Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on July 19, 2007 and to the Registrant’s Current Report on Form 8-K filed on January 7, 2008)

4.1	Specimen Unit Certificate

4.2	Specimen Common Stock Certificate

4.3	Specimen Warrant Certificate

4.4	Warrant Agreement by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 17, 2007)

4.5*	Sponsor Warrant granted to United Refining, Inc.

10.1	Investment Management Trust Agreement by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 17, 2007)

10.2	Securities Escrow Agreement by and among the Registrant, Continental Stock Transfer & Trust Company and United Refining, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 17, 2007)

10.3	Registration Rights Agreement by and between the Registrant and United Refining, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 17, 2007)

Exhibit No.	Exhibit
10.4	Letter Agreement by and between the Registrant and United Refining, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 17, 2007)

10.5	Letter Agreement by and between the Registrant and John A. Catsimatidis (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on December 17, 2007)

10.6	Letter Agreement by and between the Registrant and Myron L. Turfitt (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on December 17, 2007)

10.7	Letter Agreement by and between the Registrant and James E. Murphy (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on December 17, 2007)

10.8	Letter Agreement by and between the Registrant and John R. Wagner (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on December 17, 2007)

10.9	Letter Agreement by and between the Registrant and Theodore P. Nikolis (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on December 17, 2007)

10.10	Letter Agreement by and between the Registrant and Michael Bilirakis (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on December 17, 2007)

10.11	Administrative Services Agreement by and between the Registrant and United Refining, Inc.

10.12	Subscription Agreement, dated December 11, 2008 by and between the Registrant and United Refining, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on December 17, 2007)

10.13	Right of First Refusal Agreement, dated December 11, 2008, by and among the Registrant, Red Apple Group, Inc., United Acquisition Corp., United Refining, Inc. and United Refining Company

14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 12, 2007)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 12, 2007)

99.2	Corporate Governance and Nominating Committee Charter (incorporated by reference to Exhibit 99.24 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 12, 2007)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED REFINING ENERGY CORP.

Dated:	December 1, 2008	By:	/s/ Myron L. Turfitt
Myron L. Turfitt
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on the dates indicated here.

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	December 1, 2008

/s/ Myron L. Turfitt Myron L. Turfitt	President and Director	December 1, 2008

/s/ James E. Murphy James E. Murphy	Chief Financial Officer (Principal Financial Officer)	December 1, 2008

/s/ John R. Wagner John R. Wagner	Secretary	December 1, 2008

/s/ Theodore P. Nikolis Theodore P. Nikolis	Director	December 1, 2008

/s/ Michael Bilirakis Michael Bilirakis	Director	December 1, 2008