Form 10-Q
period 2008-11-30
United Refining Energy Corp
filed 2009-01-14
CIK 1405037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

or

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

Number of shares outstanding of Registrant’s Common Stock as of January 14, 2009: 56,250,000

FORM 10-Q – CONTENTS

		PAGE(S)
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements.	3

	Balance Sheets – November 30, 2008 (unaudited) and August 31, 2008	3

	Statements of Operations – for the quarters ended November 30, 2008 and 2007 (unaudited)	4

	Statements of Stockholders’ Equity – for the quarter ended November 30, 2008 (unaudited) and June 25, 2007 (inception) to November 30, 2008 (unaudited)	5

	Statements of Cash Flows – for the quarters ended November 30, 2008 and 2007 (unaudited) and June 25, 2007 (inception) to November 30, 2008 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	15

Item 4.	Controls and Procedures.	15

PART II.	OTHER INFORMATION	16

Item 1.	Legal Proceedings.	16

Item 1A.	Risk Factors.	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 3.	Defaults Upon Senior Securities.	16

Item 4.	Submission of Matters to a Vote of Security Holders.	16

Item 5.	Other Information.	16

Item 6.	Exhibits.	16

Signatures		17

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

BALANCE SHEETS

	November 30, 2008 (unaudited)	August 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$110,611	$68,659
Cash and cash equivalents held in trust	454,895,284	453,014,755
Prepaid expenses	44,964	69,488
Deferred tax asset	295,000	268,000

Total Assets	$455,345,859	$453,420,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$7,500	$—
Income taxes payable	701,800	32,000
Deferred underwriters’ fees	15,750,000	15,750,000

Total Current Liabilities	16,459,300	15,782,000

Common stock, subject to possible redemption (17,999,999 shares at redemption value)	181,902,210	181,403,148

COMMITMENTS (Note 3)
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.0001 par value 1,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $.0001 par value, 150,000,000 shares authorized; 38,250,001 and 12,937,500 issued and outstanding, respectively (excluding 17,999,999 shares subject to redemption at May 31, 2008)	3,825	3,825
Additional paid in capital	254,857,038	255,356,100
Retained Earnings	2,123,486	875,829

Total Stockholders’ Equity	256,984,349	256,235,754

Total Liabilities and Stockholders’ Equity	$455,345,859	$453,420,902

See accompanying notes to the financial statements.

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended November 30,		For the period from June 25, 2007 (inception) to November 30, 2008
	2008	2007
Revenue	$—	$—	$—
Operating expenses:
Compensation expense to sponsor	—	3,980,000	3,980,000
Formation and operating costs	90,072	—	896,998

Loss for the period before interest and income taxes	(90,072)	(3,980,000)	(4,876,998)
Interest income	1,980,529	—	10,145,284

Income (loss) before provision for income taxes	1,890,457	(3,980,000)	5,268,286
Provision for income taxes	642,800	—	3,144,800

Net income (loss) for the period	1,247,657	(3,980,000)	$2,123,486
Accretion of trust account relating to common stock subject to possible redemption	499,062	—	2,442,219

Net income (loss) attributable to common shareholders	$748,595	(3,980,000)	(318,733)

Number of shares outstanding subject to possible redemption
Basic and diluted	17,999,999
Net income per share subject to possible redemption – basic and diluted	$.03

Weighted average number of shares outstanding
Basic and diluted	38,250,001
Net income per share – basic and diluted	$.02

See accompanying notes to the financial statements.

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from June 25, 2007 (Inception) to November 30, 2008

(unaudited)

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Deficit) Accumulated During the Development Stage	Total
Balance at June 25, 2007 (Inception)	—	$—	$—	$—	$—
Issuance of common stock to initial stockholder at $0.002 per share	12,937,500	1,294	23,706	—	25,000
Net loss for the period	—	—	—	(2,065)	(2,065)

Balance at August 31, 2007	12,937,500	1,294	23,706	(2,065)	22,935
Issuance of Sponsor Warrants to purchase 2,500,000 shares of common stock	—	—	3,980,000	—	3,980,000
Proceeds from the sale of 15,600,000 warrants to our sponsor	—	—	15,600,000	—	15,600,000
Sale of 45,000,000 units through public offering, net of underwriters discount and offering expenses and excluding $179,459,990 of proceeds allocable to 17,999,999 shares of common stock subject to possible redemption	27,000,001	2,700	237,695,382	—	237,698,082
Forfeiture of 1,687,500 shares of common stock by sponsor due to non-exercise of over-allotment option by underwriters	(1,687,500)	(169)	169	—	—
Accretion of trust account relating to common stock subject to possible redemption	—	—	(1,943,157)	—	(1,943,157)
Net income for the period	—	—	—	877,894	877,894

Balance at August 31, 2008	38,250,001	3,825	255,356,100	875,829	256,235,754
Accretion of trust account relating to common stock subject to possible redemption	—	—	(499,062)	—	(499,062)
Net income for the period	—	—	—	1,247,657	1,247,657

Balance at November 30, 2008	38,250,001	$3,825	$254,857,038	$2,123,486	$256,984,349

See accompanying notes to the financial statements.

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended November 30,		From June 25, 2007 (inception) to November 30, 2008
	2008	2007
Cash flows from operating activities:
Net income (loss)	$1,247,657	$(3,980,000)	$2,123,486
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Compensation expense to sponsor	—	3,980,000	3,980,000
Interest income	(1,980,529)	—	(10,145,284)
Change in operating assets and liabilities:
Prepaid expenses	24,524	—	(44,963)
Income taxes payable	669,800	—	701,800
Accrued expenses	7,500	—	7,500
Deferred tax asset	(27,000)	—	(295,000)

Net cash (used in ) provided by operating activities	(58,048)	—	(3,672,461)

Cash flows from investing activities:
Purchase of investments held in trust account	(1,980,529)	—	(458,832,534)
Withdrawal from trust account for working capital requirements	100,000	—	3,937,250
Interest earned on cash and cash equivalents held in trust	1,980,529	—	10,145,284

Net cash provided by (used in )investing activities	100,000	—	(444,750,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	25,000
Deferred offering costs	—	(75,538)	—
Proceeds from issuance of insider warrants	—	—	15,600,000
Net proceeds of units through public offering deferred as underwriters’ fees	—	—	15,750,000
Net proceeds from sale of units through public offering allocable to stockholders’ equity	—	—	237,698,082
Portion of net proceeds from sale of units through public offering allocated to shares of common stock subject to possible redemption	—	—	179,459,990
Proceeds from notes payable	—	100,000	300,000
Payments of notes payable	—	—	(300,000)

Net cash (used in) provided by financing activities:	—	24,462	448,533,072

Net increase (decrease) in cash and cash equivalents	41,952	24,462	110,611
Cash and cash equivalents, beginning of period	68,659	22,702	—

Cash and cash equivalents, end of period	$110,611	$47,164	$110,611

Cash paid during the period for:
Income taxes	$—	$—	$2,738,000

Supplemental disclosure of non-cash activities:
Accrued offering costs	$—	$730,009	$730,009
Compensation expense to sponsor	$—	$3,980,000	$3,980,000
Net proceeds of units through public offering deferred as underwriters’ fees	$—	$—	$15,750,000
Accretion of trust account relating to common stock subject to possible redemption	$499,063	$—	$2,442,219

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

At November 30, 2008, the Company is currently evaluating acquisition candidates. All activity through November 30, 2008 relates to the Company’s formation, the initial public offering, (the “Offering”) described below and its search for a Business Combination. The Company has selected August 31 as its fiscal year end.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standard No. 7.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on December 11, 2007. The Company consummated the Offering on December 17, 2007 and received net proceeds of $448,700,000, which includes $15,600,000 from the Insider Warrants sold in a private placement (described in Note 4) and $15,750,000 of the underwriters’ deferred discount (See Note 3). The net proceeds from the Offering were placed in a trust account (“Trust Account”) established for the benefit of the holders of the common stock sold as part of the Units in the Offering (the “Public Stockholders”) of the Company. The Company’s management intends to apply substantially all of the net proceeds of the Offering toward consummating a Business Combination. The initial target business must have a fair market value equal to at least 80% of the Company’s net assets held in the trust account at the time of such acquisition.

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

On November 30, 2007, the Company granted to United Refining, Inc. (the “Sponsor”) 2,500,000 warrants to purchase up to 2,500,000 shares of common stock (“ the Sponsor Warrants”). The Sponsor Warrants are identical to the warrants sold in the Offering, except that: (i) the Sponsor Warrants are exercisable at $12.50 per share, (ii) the Sponsor Warrants will be non-redeemable so long as they are held by the Sponsor or its permitted assigns and (iii) the Sponsor Warrants expire on December 11, 2012. The Company performed a Black-Scholes calculation to determine the value of the warrants, using an expected life of 5 years, volatility of 26.67% and a risk free interest rate of 3.38%. The grant of the Sponsor Warrants is recorded as compensation expense in accordance with Financial Accounting Board Opinion No. 123(R) (Statement 123) and is included in the amount of $3,980,000 in the Company’s Statements of Operations.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting primarily of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2008 are not necessarily indicative of the results that may be expected for the year ending August 31, 2009. For further information, refer to the Company’s audited financial statements and footnotes thereto for the period from inception (June 25, 2007) to August 31, 2008 included in the Company’s Annual Report on Form 10-K.

Basis of Presentation

The financial statements include the accounts of the Company. The Company is currently evaluating acquisition candidates. All activity through November 30, 2008 is related to the Company’s formation, the Offering and its search for a Business Combination. The Company has selected August 31 as its fiscal year end.

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

Cash and Cash Equivalents Held in Trust

The Company’s restrictive investment held in the trust account at November 30, 2008 is invested in U.S. Government Institutional money market securities. The Company recognized interest income of $1,980,529 and $0 on investments held in trust for the three months ended November 30, 2008 and 2007 respectively and $10,145,284 for the period from inception (June 25, 2007) to November 30, 2008, which is included in the accompanying Statements of Operations.

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Deferred Underwriters Fees

Pursuant to the Underwriting Agreement, the Company is obligated to the Underwriters for up to $15,750,000 of deferred fees and expenses related to the Offering, which is payable to the Underwriters upon the consummation of a Business Combination.

Common Stock, Subject to Possible Redemption

With respect to the Extended Period (the proposal for which is approved by the Public Stockholders) or the Business Combination which is approved and consummated, any Public Stockholder who voted against the Extended Period or the Business Combination, as the case may be, may demand that the Company redeem his or her shares of Common Stock. The initial per share redemption price will equal $9.97 per share (plus a portion of the interest earned on the Trust Account) but net of: (i) taxes payable on interest earned on the Trust Account and State of Delaware franchise taxes and (ii) up to $3,700,000 of interest income released to the Company to fund working capital. Accordingly, Public Stockholders holding up to one share less than 40.0% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares of common stock in the event of the approval of the Extended Period or a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed, as the case may be without regard to the shares held by the Initial Stockholder. As a result of this redemption right, $179,459,990 plus accretion of $2,442,220 has been classified as Common Stock, subject to possible redemption on the accompanying balance sheet as of November 30, 2008.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and the cash and cash equivalents held in the Trust Account. The Company’s policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy, or in short-term money market funds which are exposed to minimal interest rate and credit risk.

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

Income Per Common Share

Basic income/loss per share excludes dilution and is computed by dividing the income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or redeemed for common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. At November 30, 2008, there were no such potentially dilutive securities. Therefore, basic and diluted income per share were the same for the three months ended November 30, 2008 and 2007 for the shares subject to conversion.

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts presented in the balance sheet at November 30, 2008 and August 31, 2008.

The Company accounts for derivative instruments, if any, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” as amended, (“SFAS 133”) which establishes accounting and reporting standards for derivative instruments.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“Statement 157”). Statement 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. Statement 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Statement 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. In February 2008, the FASB provided a one year deferral for the implementation of Statement 157 for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. The Company adopted statement for financial assets as of September 1, 2008 and it did not have a significant effect on the Company’s financial statements, furthermore the Company believes that the adoption of Statement 157 for non-financial assets and liabilities will not have a significant effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (“Statement 141(R)”). Statement 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. Statement 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of Statement 141 (R), the application of its provisions will likely have a material impact on the Company’s results of operations, although the Company is not currently able to estimate that impact.

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

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 3—COMMITMENTS

Administrative Services Agreement

The Company utilizes certain administrative, technological and secretarial services, as well as certain limited office space provided by United Refining, Inc., its Sponsor. The Sponsor has agreed that, until the acquisition of a target business by the Company, it will make such services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay United Refining, Inc. $7,500 per month for such services commencing December 11, 2007 and terminating upon the earlier of the date the Company consummates a Business Combination or dissolves and liquidates in accordance with its amended and restated certificate of incorporation. The Company has paid $22,500 and $0 for the three months ended November 30, 2008 and 2007, respectively as well as $87,678 for the period from June 25, 2007 to November 30, 2008.

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

As of November 30, 2008, there are 30,650,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants) and all of the 1,000,000 shares of preferred stock available for issuance.

b)	Sponsor Warrants

On November 30, 2007, the Company issued 2,500,000 Sponsor Warrants to its Sponsor, exercisable at an initial purchase price of $12.50 per share effective on December 11, 2007 and expiring on December 11, 2012.

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

These warrants and the shares purchasable hereunder constitute “restricted securities” under federal securities laws and applicable regulations and may not be resold or transferred without registration under the Securities Act of 1933. The grant of the warrants to our Sponsor is recorded as compensation expense in accordance with Statement of Financial Accounting Standard No. 123(R) and was valued using the Black-Scholes model. Accordingly, $3,980,000 is recorded as compensation expense in the Company’s Statements of Operations for the three months ended November 30, 2007 and for the period from June 25, 2007 (inception) to November 30, 2008.

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

As of November 30, 2008, there are 63,100,000 warrants outstanding. Each warrant, excluding the Sponsor Warrants, will be exercisable for one share of common stock at an exercise price of $7.00 per share, while the Sponsor Warrant will be exercisable for one share of common stock at the price of $12.50 per share. None of the warrants may be exercised until after consummation of our Business Combination and the funding in the Trust Account disbursed. The warrant exercise price will be paid directly to the Company and not placed in the Trust Account.

NOTE 5—INCOME TAXES

Provision for income taxes for the three month period ended November 30, 2008 is federal income tax of $642,800 which is net of a deferred tax benefit of $27,000. There was no income tax provision required for the three month period ended November 30, 2007. The period June 25, 2007 (inception) to November 30, 2008 consists of a federal income tax provision of $3,144,800 which is net of a deferred tax benefit of $295,000.

The Company’s effective tax rate does not approximate the federal statutory rate for the period June 25, 2007 to November 30, 2008, due to the compensation expense to our sponsor as well as formation and operating costs which are not deductible for tax purposes. No provision for state and local income taxes has been made since the Company was formed as a vehicle to affect a Business Combination and, as a result, does not conduct operations and is not engaged in a trade or business in any state. The Company is incorporated in Delaware and authorized to do business in New York and accordingly is subject to franchise taxes. Delaware and New York franchise tax expense of $2,286 ($2,061 Delaware, $225 New York) for the three month period ended November 30, 2008, as well as $18,947 ($18,572 Delaware, $375 New York) for the period June 25, 2007 through November 30, 2008 are included as part of the formation and operation costs in the accompanying statements of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under “Risk Factors” in our Form 10-K filed on December 1, 2008. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

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

For the three months ended November 30, 2008, the Company had a net income of $1,247,657, attributable to interest income from trust investments of $1,981,000, offset by income taxes of $643,000 and formation and operating costs of $90,000.

For the period from June 25, 2007 (inception) through November 30, 2008, the Company had a net income of $2,123,486, attributable to interest income from trust account investments.

For the three months ended November 30, 2007, the Company had a net loss of $3,980,000 due to a non-cash compensation charge to our sponsor.

In the Offering, which was declared effective December 11, 2007, the Company sold to the public 45,000,000 “Units” at a price of $10.00 per Unit. Net proceeds from the Offering totaled approximately $448,700,000, which includes $15,600,000 from the sale of the Insider Warrants and was net of $16,900,000 in underwriting fees and other expenses paid at closing. Each Unit consists of one share of the Company’s common stock and one warrant to purchase one share of common stock. On December 10, 2007, the Company sold to its Sponsor, 15,600,000 Insider Warrants for an aggregate purchase of $15,600,000. See discussion in Note 4. The sale of the Insider Warrants to the Sponsor will not result in the recognition of any stock-based compensation expense because they are being sold at or above fair market value.

Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one Callable Common Stock Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.00 commencing the later of the consummation of a Business Combination or one year from the effective date of the registration statement related to the Offering and expiring on the fourth anniversary thereof. The Warrants are callable at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of the call is given. The Company may not call the Warrants unless the Warrants and the shares of common stock underlying the Warrants are covered by an effective registration statement from the beginning of the measurement period through the date fixed for the call.

The Company sold the Units issued in the Offering to the underwriters at a price per unit equal to $9.30 (discount and compensation of $0.70 per share), resulting in an aggregate underwriting fee to the underwriters of $31,500,000.

There are 30,650,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of the outstanding warrants) and all of the 1,000,000 shares of preferred stock available for issuance. On January 15, 2008, the Underwriters informed the Company that they would exercise no part of the Over-allotment Option granted to the Underwriters at the Offering. The Sponsor accordingly forfeited 1,687,500 shares as the Over-allotment Option was not exercised in order for the Sponsor to maintain ownership of 20.0% of the Company’s outstanding common stock.

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

Liquidity and Capital Resources

On December 11, 2007, we completed our initial purchase offering (“Offering”) of 45,000,000 Units. Each Unit consists of one share of our common stock, par value $0.001 per share, (the “Common Stock”) and one warrant entitling the holder to purchase one share of our Common Stock at a price of $10.00. As of November 30, 2008, we had cash of $110,611. Until the consummation of our Offering, our only source of liquidity was $300,000 of loans made to us by our founding stockholder. This loan was repaid on December 17, 2007 from the proceeds of our Offering.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of November 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II. OTHER INFORMATION.

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 1A.	RISK FACTORS.

There has been no material changes in our Risk Factors disclosed in our Annual Report for the fiscal year ended August 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

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

Date: January 14, 2009

UNITED REFINING ENERGY CORP. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer