Form 10-Q
period 2009-05-31
United Refining Energy Corp
filed 2009-07-20
CIK 1405037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Number of shares outstanding of Registrant’s Common Stock as of July 20, 2009: 56,250,000

FORM 10-Q – CONTENTS

		PAGE(S)
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements.	3

	Balance Sheets – May 31, 2009 (unaudited) and August 31, 2008	3

	Statements of Operations – for the quarter and nine months ended May 31, 2009 and 2008 (unaudited)	4

	Statements of Stockholders’ Equity – for the nine months ended May 31, 2009 and 2008 (unaudited) and June 25, 2007 (inception) to May 31, 2009 (unaudited)	5

	Statements of Cash Flows – for the nine months ended May 31, 2009 and 2008 (unaudited) and June 25, 2007 (inception) to May 31, 2009 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	16

Item 4.	Controls and Procedures.	16

PART II.	OTHER INFORMATION	17

Item 1.	Legal Proceedings.	17

Item 1A.	Risk Factors.	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	17

Item 3.	Defaults Upon Senior Securities.	17

Item 4.	Submission of Matters to a Vote of Security Holders.	17

Item 5.	Other Information.	17

Item 6.	Exhibits.	17

Signatures		18

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

BALANCE SHEETS

	May 31, 2009 (unaudited)	August 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$237,834	$68,659
Cash and cash equivalents held in trust	453,186,928	453,014,755
Prepaid expenses	—	69,488
Prepaid income taxes	440,197	—
Deferred tax asset	616,500	268,000

Total Assets	$454,481,459	$453,420,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$5,492	$—
Income taxes payable	—	32,000
Deferred underwriters’ fees	15,750,000	15,750,000

Total Current Liabilities	15,755,492	15,782,000

Common stock, subject to possible redemption (17,999,999 shares at redemption value)	181,837,974	181,403,148

COMMITMENTS (Note 3)
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.0001 par value 1,000,000 shares authorized, none issued or outstanding	—	—
Common Stock, $.0001 par value, 150,000,000 shares authorized; 38,250,001 and 12,937,500 issued and outstanding, respectively (excluding 17,999,999 shares subject to redemption at May 31, 2009)	3,825	3,825
Additional paid in capital	254,921,273	255,356,100
Retained Earnings	1,962,895	875,829

Total Stockholders’ Equity	256,887,993	256,235,754

Total Liabilities and Stockholders’ Equity	$454,481,459	$453,420,902

See accompanying notes to the financial statements.

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,		For the period From June 25, 2007 (inception) to May 31, 2009
	2009	2008	2009	2008
Revenue	$—	$—	$—	$—	$—
Operating expenses
Compensation expense to sponsor	—	—	—	3,980,000	3,980,000
Formation and operating costs	503,884	530,084	1,025,207	670,019	1,832,133

Loss for the period before interest and income taxes	(503,884)	(530,084)	(1,025,207)	(4,650,019)	(5,812,133)
Interest income	67,873	2,576,260	2,672,173	5,896,105	10,836,928

(Loss) income before provision for income taxes	(436,011)	2,046,176	1,646,966	1,246,086	5,024,795
(Benefit) provision for income taxes	(148,300)	647,367	559,900	1,776,167	3,061,900

Net (loss) income for the period	(287,711)	1,398,809	1,087,066	(530,081)	1,962,895
Accretion of trust account relating to common stock subject to possible redemption	(115,084)	559,524	434,827	1,379,968	2,377,984

Net (loss) income attributable to common shareholders	$(172,627)	$839,285	$652,239	$(849,887)	$(415,089)

Number of shares outstanding subject to possible redemption
Basic and diluted	17,999,999	17,999,999	17,999,999	17,999,999
Net (loss) income per share subject to possible redemption – basic and diluted	$(0.01)	$0.03	$0.02	$0.08

Weighted average number of shares outstanding
Basic and diluted	38,250,001	38,250,001	38,250,001	27,706,205
Net (loss) income per share – basic and diluted	$(0.00)	$0.01	$0.02	$(0.05)

See accompanying notes to the financial statements.

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from June 25, 2007 (Inception) to May 31, 2009

(unaudited)

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Deficit) Accumulated During the Development Stage	Total
Balance at June 25, 2007 (Inception)	—	$—	$—	$—	$—
Issuance of common stock to initial stockholder at $0.002 per share	12,937,500	1,294	23,706	—	25,000
Net loss for the period	—	—	—	(2,065)	(2,065)

Balance at August 31, 2007	12,937,500	1,294	23,706	(2,065)	22,935
Issuance of Sponsor Warrants to purchase 2,500,000 shares of common stock	—	—	3,980,000	—	3,980,000
Proceeds from the sale of 15,600,000 warrants to our sponsor	—	—	15,600,000	—	15,600,000
Sale of 45,000,000 units through public offering, net of underwriters discount and offering expenses and excluding $179,459,990 of proceeds allocable to 17,999,999 shares of common stock subject to possible redemption	27,000,001	2,700	237,695,382	—	237,698,082
Forfeiture of 1,687,500 shares of common stock by sponsor due to non-exercise of over-allotment option by underwriters	(1,687,500)	(169)	169	—	—
Accretion of trust account relating to common stock subject to possible redemption	—	—	(1,943,157)	—	(1,943,157)
Net income for the period	—	—	—	877,894	877,894

Balance at August 31, 2008	38,250,001	3,825	255,356,100	875,829	256,235,754
Accretion of trust account relating to common stock subject to possible redemption	—	—	(434,827)	—	(434,827)
Net income for the period	—	—	—	1,087,066	1,087,066

Balance at May 31, 2009	38,250,001	$3,825	$254,921,273	$1,962,895	$256,887,993

See accompanying notes to the financial statements.

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

			From June 25, 2007 (inception) to May 31, 2009
	Nine Months Ended May 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$1,087,066	$(530,081)	$1,962,895
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Compensation expense to sponsor	—	3,980,000	3,980,000
Interest income	(2,672,173)	(5,896,105)	(10,836,928)
Deferred income taxes	(348,500)	(228,509)	(616,500)
Change in operating assets and liabilities:
Prepaid expenses	69,487	(94,010)	—
Prepaid income taxes	(440,197)	—	(440,197)
Income taxes payable	(32,000)	377,676	—
Accrued expenses	5,492	41,256	5,492

Net cash used in operating activities	(2,330,825)	(2,349,773)	(5,945,238)

Cash flows from investing activities:
Purchase of investments held in trust account	(2,672,173)	(454,583,605)	(459,524,178)
Withdrawal from trust account for working capital requirements	2,500,000	2,526,500	6,337,250
Interest earned on cash and cash equivalents held in trust	2,672,173	5,896,105	10,836,928

Net cash provided by (used in) investing activities	2,500,000	(446,161,000)	(442,350,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	25,000
Deferred offering costs	—	200,233	—
Proceeds from issuance of insider warrants	—	15,600,000	15,600,000
Net proceeds of units through public offering deferred as underwriters’ fees	—	15,750,000	15,750,000
Net proceeds from sale of units through public offering allocable to stockholders’ equity	—	237,698,082	237,698,082
Portion of net proceeds from sale of units through public offering allocated to shares of common stock subject to possible redemption	—	179,459,990	179,459,990
Proceeds from notes payable	—	100,000	300,000
Payments of notes payable	—	(300,000)	(300,000)

Net cash provided by financing activities	—	448,508,305	448,533,072

Net increase (decrease) in cash and cash equivalents	169,175	(2,468)	237,834
Cash and cash equivalents, beginning of period	68,659	22,702	—

Cash and cash equivalents, end of period	$237,834	$20,234	$237,834

Cash paid during the period for:
Income taxes	$1,380,597	$1,627,000	$4,118,597

Supplemental disclosure of non-cash activities:
Compensation expense to sponsor	$—	$3,980,000	$3,980,000
Net proceeds of units through public offering deferred as underwriters’ fees	$—	$15,750,000	$15,750,000
Accretion of trust account relating to common stock subject to possible redemption	$434,827	$1,379,968	$2,377,984

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

At May 31, 2009, the Company is currently evaluating acquisition candidates. All activity through May 31, 2009 relates to the Company’s formation, the initial public offering (the “Offering”) described below, and its search for a Business Combination. The Company has selected August 31 as its fiscal year end.

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

On November 30, 2007, the Company granted to United Refining, Inc. (the “Sponsor”) 2,500,000 warrants to purchase up to 2,500,000 shares of common stock (“ the Sponsor Warrants”). The Sponsor Warrants are identical to the warrants sold in the Offering, except that: (i) the Sponsor Warrants are exercisable at $12.50 per share, (ii) the Sponsor Warrants will be non-redeemable so long as they are held by the Sponsor or its permitted assigns and (iii) the Sponsor Warrants expire on December 11, 2012. The Company performed a Black-Scholes calculation to determine the value of the warrants, using an expected life of 5 years, volatility of 26.67% and a risk free interest rate of 3.38%. The grant of the Sponsor Warrants is recorded as compensation expense in accordance with Financial Accounting Board Opinion No. 123(R) (Statement 123) and is included in the amount

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

of $3,980,000 in the Company’s Statements of Operations for the nine months ended May 31, 2008 and from the period of inception through May 31, 2009.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting primarily of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended May 31, 2009 are not necessarily indicative of the results that may be expected for the year ending August 31, 2009. For further information, refer to the Company’s audited financial statements and footnotes thereto for the period from inception (June 25, 2007) to August 31, 2008 included in the Company’s Annual Report on Form 10-K.

Basis of Presentation

The financial statements include the accounts of the Company. The Company is currently evaluating acquisition candidates. All activity through May 31, 2009 is related to the Company’s formation, the Offering and its search for a Business Combination. The Company has selected August 31 as its fiscal year end.

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

Cash and Cash Equivalents Held in Trust

The Company’s restrictive investment held in the trust account at May 31, 2009 is invested in U.S. Government Institutional money market securities. The Company recognized interest income of $67,873 and

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

$2,576,260 on investments held in trust for the three months ended May 31, 2009 and 2008, respectively, $2,672,173 and $5,896,015 for the nine months ended May 31, 2009 and 2008, respectively, and $10,836,928 for the period from inception (June 25, 2007) to May 31, 2009 which is included in the accompanying Statements of Operations.

Deferred Underwriters Fees

Pursuant to the Underwriting Agreement, the Company is obligated to the Underwriters for up to $15,750,000 of deferred fees and expenses related to the Offering, which is payable to the Underwriters upon the consummation of a Business Combination.

Common Stock, Subject to Possible Redemption

With respect to the Extended Period (the proposal for which is approved by the Public Stockholders) or the Business Combination which is approved and consummated, any Public Stockholder who voted against the Extended Period or the Business Combination, as the case may be, may demand that the Company redeem his or her shares of Common Stock. The initial per share redemption price will equal $9.97 per share (plus a portion of the interest earned on the Trust Account) but net of: (i) taxes payable on interest earned on the Trust Account and State of Delaware franchise taxes and (ii) up to $3,700,000 of interest income released to the Company to fund working capital. From the time of the Offering (December 11, 2007) through May 31, 2009 $1,832,133 has been spent to fund working capital.

Public Stockholders holding up to one share less than 40.0% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares of common stock in the event of the approval of the Extended Period or a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed, as the case may be without regard to the shares held by the Initial Stockholder. As a result of this redemption right, $179,459,990 plus accretion of $2,377,984 has been classified as Common Stock, subject to possible redemption on the accompanying balance sheet as of May 31, 2009.

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

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Income Per Common Share

Basic income/loss per share excludes dilution and is computed by dividing the income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or redeemed for common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. At May 31, 2009, there were no such potentially dilutive securities. Therefore, basic and diluted income per share were the same for the three and nine months ended May 31, 2009 and 2008, respectively, for the shares subject to conversion.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts presented in the balance sheet at May 31, 2009 and August 31, 2008.

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

The following table presents certain of the Company’s assets that are measured at fair value as of May 31, 2009. In general, fair values determined by Level 1 inputs utilize quoted prices in active markets and the fair values described below were determined through market, observable and corroborated sources.

Description	May 31, 2009	Quoted Prices in Active Markets (Level 1)
Cash	$237,834	$237,834
Cash and cash equivalents held in Trust Account (Note 1)	453,186,928	453,186,928

Total	$453,424,762	$453,424,762

In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities and is evaluating the impact, if any, this standard will have on its financial statements.

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

NOTE 3—COMMITMENTS AND CONTINGENCIES

Administrative Services Agreement

The Company utilizes certain administrative, technological and secretarial services, as well as certain limited office space provided by United Refining, Inc., its Sponsor. The Sponsor has agreed that, until the acquisition of a target business by the Company, it will make such services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay United Refining, Inc. $7,500 per month for such services commencing December 11, 2007 and terminating upon the earlier of the date the Company consummates a Business Combination or dissolves and liquidates in accordance with its amended and restated certificate of incorporation. The Company has paid $22,500 and $22,500 for the three months ended May 31, 2009 and 2008, respectively, $67,500 and $42,678 for the nine months ended May 31, 2009 and 2008, respectively, as well as $132,678 for the period from inception (June 25, 2007) to May 31, 2009.

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

Consulting Arrangements

We have engaged the services of one or more consulting groups for the purpose of effecting a business transaction, the aggregate of these payments will be approximately $65,000 per month. The Company has paid $233,465 and $0 for the three months ended May 31, 2009 and 2008, respectively, $367,855 and $0 for the nine months ended May 31, 2009 and 2008, respectively, as well as $367,855 for the period from inception (June 25, 2007) to May 31, 2009.

NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANY

During the course of due diligence on a target acquisition, the Company chartered an aircraft from an affiliate of the Company at a cost of $27,600 for the fiscal quarter and cumulative period ended May 31, 2009 and $0 for the comparable fiscal quarter and cumulative prior period.

NOTE 5—COMMON AND PREFERRED STOCK, SPONSOR WARRANTS AND INSIDER WARRANTS

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

As of May 31, 2009, there are 30,650,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants) and all of the 1,000,000 shares of preferred stock available for issuance.

b) Sponsor Warrants

On November 30, 2007, the Company issued 2,500,000 Sponsor Warrants to its Sponsor, exercisable at an initial purchase price of $12.50 per share effective on December 11, 2007 and expiring on December 11, 2012. These warrants and the shares purchasable hereunder constitute “restricted securities” under federal securities laws and applicable regulations and may not be resold or transferred without registration under the Securities Act of 1933. The grant of the warrants to our Sponsor is recorded as compensation expense in accordance with Statement of Financial Accounting Standard No. 123(R) and was valued using the Black-Scholes model. Accordingly, $3,980,000 is recorded as compensation expense in the Company’s Statements of Operations for the nine months ended May 31, 2008 and for the period from June 25, 2007 (inception) to May 31, 2009.

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

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

As of May 31, 2009, there are 63,100,000 warrants outstanding. Each warrant, excluding the Sponsor Warrants, will be exercisable for one share of common stock at an exercise price of $7.00 per share, while the Sponsor Warrant will be exercisable for one share of common stock at the price of $12.50 per share. None of the warrants may be exercised until after consummation of our Business Combination and the funding in the Trust Account disbursed. The warrant exercise price will be paid directly to the Company and not placed in the Trust Account.

NOTE 6—INCOME TAXES

Provision for income taxes for the three month period ended May 31, 2009 consists of federal tax of ($148,300) which is net of a deferred tax benefit of $171,200. Provision for income taxes for the three month period ended May 31, 2008 is federal income tax of $647,367 which is net of deferred tax benefit of $228,509. Provision for income taxes for the nine month period ended May 31, 2009 consists of federal tax of $559,900 which is net of a deferred tax benefit of $348,500. Provision for income taxes for the nine month period ended May 31, 2008 is federal income tax of $1,776,167 which is net of a deferred tax benefit of $228,509. The period June 25, 2007 (inception) to May 31, 2009 consists of a federal tax of $3,061,900 which is net of a deferred tax benefit of $616,500.

The Company’s effective tax rate does not approximate the federal statutory rate for the period June 25, 2007 (inception) to May 31, 2009, due to compensation which is not deductible for tax purposes. No provision for state and local income taxes has been made since the Company was formed as a vehicle to affect a Business Combination and, as a result, does not conduct operations and is not engaged in a trade or business in any state. The Company is incorporated in Delaware and authorized to do business in New York and accordingly is subject to franchise taxes. Delaware franchise tax expense is $66,000 for the three month period ended May 31, 2009 and $4,121 for the three month period ended May 31, 2008. Delaware and New York franchise tax expense is $225,068 ($224,843 Delaware, $225 New York) for the nine month period ended May 31, 2009, and $14,449 Delaware for the nine month period ended May 31, 2008, as well as $241,728 ($241,353 Delaware, $375 New York) for the period June 25, 2007 (inception) through May 31, 2009. All franchise tax expenses are included as part of the formation and operating costs in the accompanying statements of operations.

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

For the three months ended May 31, 2009, the Company had a net loss of $287,711, attributable to interest income from trust investments of $67,873, an income tax benefit of $148,300 and operating costs of $503,884.

For the nine months ended May 31, 2009, the Company had a net income of $1,087,066 attributable to interest income from trust investments of $2,672,173, offset by income taxes of $559,900 and operating costs of $1,025,207.

For the three months ended May 31, 2008, the Company had a net income of $1,398,809 due to interest income of $2,576,260 offset by operating costs and income taxes.

For the nine months ended May 31, 2008, the Company had a net loss of $530,081 attributable to compensation expense, formation and operating cost, and income taxes offset by interest income.

For the period from June 25, 2007 (inception) through May 31, 2009, the Company had a net income of $1,962,895, attributable to interest income from trust account investments offset by compensation, formation and operating expenses, and income taxes.

In our initial public offering (the “Offering”), the Company sold to the public 45,000,000 “Units” at a price of $10.00 per Unit. Net proceeds from the Offering totaled approximately $448,700,000, which includes $15,600,000 from the sale of the Insider Warrants and was net of $16,900,000 in underwriting fees and other expenses paid at closing. Each Unit consists of one share of the Company’s common stock and one warrant to purchase one share of common stock. On December 10, 2007, the Company sold to its Sponsor, 15,600,000 Insider Warrants for an aggregate purchase of $15,600,000. See discussion in Note 4. The sale of the Insider Warrants to the Sponsor will not result in the recognition of any stock-based compensation expense because they were sold above fair market value.

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

Liquidity and Capital Resources

On December 17, 2007, we completed our Offering of 45,000,000 Units. Each Unit consists of one share of our common stock, par value $0.001 per share, (the “Common Stock”) and one warrant entitling the holder to purchase one share of our Common Stock at a price of $10.00. As of May 31, 2009, we had cash of $237,834. Until the consummation of our Offering, our only source of liquidity was $300,000 of loans made to us by our founding stockholder. This loan was repaid on December 17, 2007 from the proceeds of our Offering.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of May 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Part II.	OTHER INFORMATION.

Item 1.	LEGAL PROCEEDINGS.

None.

Item 1A.	RISK FACTORS.

There has been no material changes in our Risk Factors disclosed in our Annual Report for the fiscal year ended August 31, 2008.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

Item 5.	OTHER INFORMATION.

Not applicable.

Item 6.	EXHIBITS.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 20, 2009

UNITED REFINING ENERGY CORP. (Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer