Form 10-K
period 2009-08-31
United Refining Energy Corp
filed 2009-11-10
CIK 1405037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED AUGUST 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-33868

UNITED REFINING ENERGY CORP.

(Exact name of registrant as specified in its charter)

Delaware	42-1732420
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

823 Eleventh Ave, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

(212) 956-5803

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value per share	NYSE Amex
Common Stock Purchase Warrants	NYSE Amex
Units consisting of one share of Common Stock and one Common Stock Purchase Warrant	NYSE Amex

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of February 27, 2009, approximately $430,176,100.

As of November 10, 2009, 56,250,000 shares of the registrant’s Common Stock were outstanding.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

•	our status as a development stage company;

•	our liquidation prior to a business combination;

•	the reduction of the proceeds held in the trust account due to third party claims;

•	our selection of a prospective target business or asset;

•	our issuance of our capital shares or incurrence of debt to complete a business combination;

•	delisting of our securities from the NYSE Amex or the ability to have our securities listed on the NYSE Amex or another exchange following our initial business combination;

•	our ability to consummate an attractive business combination due to our limited resources and the significant competition for business combination opportunities;

•	conflicts of interest of our officers and directors;

•	potential current or future affiliations of our officers and directors with competing businesses;

•	our ability to obtain additional financing if necessary;

•	the control by our existing stockholder of a substantial interest in us;

•	the adverse effect the outstanding warrants may have on the market price of our common stock;

•	the existence of registration rights with respect to the securities owned by sponsor;

•	our being deemed an investment company;

•	our dependence on our key personnel;

•	our dependence on a single company after our business combination;

•	business and market outlook;

•	our and our customers’ business strategies following the consummation of a business combination;

•	environmental, permitting and other regulatory risks following the consummation of a business combination;

•	foreign currency fluctuations and overall political risk in foreign jurisdictions following the consummation of a business combination;

•	operating and capital expenditures by us and the energy industry following the consummation of a business combination;

•	our competitive position following the consummation of a business combination;

•	outcomes of legal proceedings following the consummation of a business combination;

•	expected results of operations and/or financial position following the consummation of a business combination;

•	future effective tax rates; and

•	compliance with applicable laws.

These risks and others described under “Risk Factors” are not exhaustive.

Any forward-looking statement made by us in this report speaks only as of the date on which we make it, and is expressly qualified in its entirety by the foregoing cautionary statements. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I

ITEM 1.	BUSINESS.

Introduction

United Refining Energy Corp. (the “Company”, “we” or “us”) is a blank check company formed under the laws of Delaware on June 25, 2007. We were formed for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination of an unidentified operating business. We are focused on identifying a prospective target business in the energy industry throughout the world, with a particular focus on businesses or assets involved in the refining of petroleum and specialized products (such as petrochemicals) and services to the energy industry but our efforts in identifying a prospective target business will not be limited to the energy industry. Pursuant to our amended and restated certificate of incorporation, we have until December 11, 2009 to consummate a business combination or our existence will terminate and we will dissolve and liquidate the company, unless our corporate existence is extended as described herein. If we have entered into a definitive agreement but anticipate that we will not be able to consummate a business combination by December 11, 2009, we may seek stockholder approval to extend the period of time to consummate a business combination by an additional six (6) months to June 11, 2010 for the purpose of consummating such business combination. In order to extend the period of time to June 11, 2010, (i) a majority of our outstanding shares of common stock and a majority of the shares of common stock voted by the public stockholders must approve an amendment to our amended and restated certificate of incorporation extending our corporate life to June 11, 2010 and (ii) public stockholders owning no more than one share less than 40.0% of the shares of common stock sold in our initial public offering may have voted against the proposed amendment and exercised their redemption rights, as described in the prospectus relating to our initial public offering.

Our Activities since Completion of our Initial Public Offering

During the period from the completion of our initial public offering through the execution of the Merger Agreement with Chaparral Energy, Inc. described below, we contacted those industry professionals who we believed could be of strategic assistance in sourcing potential deals for us, including investment bankers, business consultants, accountants and lawyers.

Merger Agreement with Chaparral Energy, Inc.

On October 9, 2009, we and our wholly-owned subsidiary, Chaparral Subsidiary, Inc., a Delaware corporation (“Merger Sub”), entered into an Agreement and Plan of Reorganization (the “Merger Agreement”), with Chaparral Energy, Inc., a Delaware corporation (“Chaparral”), pursuant to which Merger Sub will merge with and into Chaparral with Chaparral subsequently merging into us (the “Transaction”). Chaparral is an oil and natural gas production and exploitation company headquartered in Oklahoma City, Oklahoma. As a result of the Transaction, the stockholders of Chaparral will receive 58,000,000 shares of common stock immediately upon closing of the Transaction and 5,000,000 shares of common stock will be issued immediately upon closing of the Transaction and placed in an escrow account and used to satisfy any indemnification obligations of Chaparral pursuant to the Merger Agreement following the Transaction. In addition, the stockholders of Chaparral are eligible to receive up to an aggregate of 15,000,000 additional shares of common stock upon the combined company’s achievement of certain financial and share price targets, as described in the proxy statement we filed and in the Merger Agreement.

We filed a preliminary proxy statement with the SEC with respect to the Transaction on October 13, 2009. As of the date of the filing of this annual report on Form 10-K, the final proxy statement has not been completed. We have summarized the terms of the Transaction above. Investors are urged to review the preliminary proxy statement and final proxy statement, when completed, in their entirety. A more complete description of the Transactions described above, including exhibits related thereto, such as the Merger Agreement, is included in a current report on Form 8-K filed on October 13, 2009, two Form 8-K filed on October 14, 2009, as well as the Preliminary Proxy Statement on Schedule 14A filed on October 13, 2009. We will be scheduling special meetings of warrantholders and stockholders following the Securities and Exchange Commission’s review of our preliminary proxy statement.

The proxy statement seeks approval of the following matters:

Warrantholder Proposal

•

To approve an amendment to the Warrant Agreement, which governs the Company’s 45,000,000 warrants issued in our initial public offering and the 15,600,000 warrants issued to United Refining, Inc., our sponsor, in a private placement immediately prior to our initial public offering (which 60,600,000 warrants are collectively referred to as the “Company Warrants”) to allow each holder of Company Warrants (the Public Warrants and the Private Warrants) to (a) elect to receive $0.50 in cash per Company Warrant upon the consummation of the Transaction or (b) continue to hold the Company Warrants, which will be amended to provide for (i) an exercise price of $13.00, (ii) a redemption trigger price of $18.00, (iii) a delay in the exercisability of the Company Warrants from immediately upon consummation of the Transaction until such time as a post-effective amendment to the Company’s registration statement relating to the IPO is declared effective by the SEC, (iv) an expiration date of five years from the closing of the Transaction; (v) cashless exercise at the option of the Company; and (vi) the ability to cash settle the exercise of the warrant rather than issue any shares of Common Stock, at the option of the Company, all subject to adjustment and proration as described in the proxy statement filed by us.

Stockholder Proposals:

•	To adopt the Merger Agreement and approve the Transaction.

•	To approve certain amendments to the amended and restated certificate of incorporation of the Company.

•	To adopt the 2009 Long-Term Incentive Plan, pursuant to which 7,500,000 shares of Common Stock will be reserved for issuance in accordance with the terms of the plan.

Overview of the Oil and Gas Production and Exploration Industry

This segment of the oil and gas industry focuses on acquiring, exploring, developing, and producing oil and gas. The oil and gas production and exploration industry is a capital-intensive industry, in which larger companies have the advantage of greater access to capital and the ability to buy smaller companies. Smaller companies remain competitive by focusing their expertise on a few geographic areas. Profitability of individual companies is dependent upon the success rates of newly-drilled wells and the ability to increase productions from existing wells.

Overall, demand for product is driven by population growth, economic activity and energy efficiency for various uses of oil and gas. Moreover, oil and gas compete with other energy sources, including renewable sources of energy, which are emerging as alternatives to the traditional applications of oil and gas. A company’s ability to generate income will be strongly affected by, among other factors, its ability to successfully drill undeveloped reserves as well as the market price of crude oil and natural gas. An inability to drill undeveloped reserves or a drop in the price of crude oil or natural gas may adversely affect business, prospects, financial condition results of operation and cash flows.

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

They jointly have more than 105 years of total experience in sourcing, structuring, financing and consummating acquisitions and have contacts and sources with public and private companies, private equity and venture funds, investment bankers, attorneys and accountants from which to generate substantial acquisition opportunities. We intend to leverage the industry experience of our executive officers, including their extensive contacts, relationships and access to acquisition opportunities, by focusing our efforts on identifying a prospective target business or businesses in the energy industry and negotiating the terms of such transaction.

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

•

Our Chief Financial Officer, James E. Murphy, is currently Chief Financial Officer and Treasurer of United Refining Company and has held the position of CFO since 1997, and has held the position of Treasurer since 2009. He has held other accounting and internal auditing positions with United Refining Company, including Vice President—Finance and Director of Internal Auditing. Mr. Murphy is a CPA, and prior to joining United Refining Company, had over 15 years experience in accounting and auditing with banking, public accounting and manufacturing companies.

•

Our Secretary, John R. Wagner, is currently the Vice President, General Counsel and Secretary to each of United Refining Company, United Acquisition Corp., and certain of its subsidiaries, and has held these positions since 1997. Prior to joining United Refining Company, Mr. Wagner served as Counsel to Dollar Bank, F.S.B. from 1988 to 1997.

•

Our Director, Theodore P. Nikolis, has been a director since July 2007. Since December 2008, and from January 2000 to October 2005, Mr. Nikolis has been a principal of Nikolis & Associates, LLC, a consulting firm focused on distressed debt providing turnaround strategies, debt restructuring, collateral sales and bankruptcy options for the maximization of asset and/or collateral value in distressed situations. From October 2005 to November 2008, Mr. Nikolis served as Senior Counsel to the Royal Bank of Scotland (LSE:RBS), and has held this position since 2005. Approximately 20 years ago. Mr. Nikolis began his involvement in the electric power sector as a project finance attorney at the firm of Chadbourne & Parke. From January 2003 to October 2005, Mr. Nikolis was also a member of Odysseus Energy, Inc. a private equity group targeting distressed electrical generating facilities. From March 1998 to January 2000, Mr. Nikolis managed the closure of Coutts & Co’s New York office, the private banking subsidiary of National Westminster Bank, plc (NatWest). Mr. Nikolis previously managed the short term operation, financial restructuring and ultimate liquidation of over $1 billion of distressed co-generation and independent power production facilities and other assets for NatWest.

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

•

Our director, Matthew F. Coughlin, III, has been a director since December 2008. He is currently the Managing Partner of International Insurance Brokers, Ltd., a firm he founded in 2003. Mr. Coughlin’s expertise is in complex risk management issues and structuring insurance/reinsurance programs for large companies and he has experience with oil and gas aspect of the insurance industry.

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

The board of directors considered various industry and financial data, including certain financial analyses developed by the Company and metrics compiled by the Company’s management in evaluating the consideration to be paid by the Company in the Transaction.

The board of directors considered a wide variety of factors in connection with its evaluation of the Transaction. In light of the complexity of those factors, the board of directors did not consider it practicable to, nor did it attempt to, quantify or otherwise assign relative weights to the specific factors it considered in reaching its decision. Furthermore, individual members of the board of directors may have given different weight to different factors.

In considering the Transaction, the board of directors gave considerable weight to the following favorable factors:

Long-Lived Oil Reserves with Significant EOR Opportunities

Chaparral holds a substantial asset base of long-lived properties, primarily in its core areas of the Mid-Continent and the Permian Basin. Its overall reserve to production ratio, or R/P ratio, shows nominal reserve life of about 19 years. In addition to its reserves, Chaparral possesses significant technical expertise and successful experience in Enhanced Oil Recovery (EOR). EOR techniques often enable Chaparral to recover significant quantities of oil which might otherwise have been considered unrecoverable.

Chaparral has several EOR projects under way using CO2 injection and other technologies and has developed an inventory of other candidates for EOR development among its portfolio of properties, offering the potential for substantial reserve and production growth. In aggregate, Chaparral’s EOR inventory could provide the company on a long-term basis with additional upside of 170 million barrels of oil. Collectively, Chaparral’s potential EOR projects are a key component to the anticipated production growth and for meaningful reserve increases in the future.

Experienced Management Team

Chaparral’s management team is a highly experienced group of oil and gas professionals with operational, transactional and financial experience in the energy industry. With an average industry work experience of more than 25 years, the senior management team of Chaparral has considerable experience in acquiring, exploring, exploiting, developing and operating oil and gas properties, particularly in operationally intensive oil and gas fields. These individuals are both well-known and highly-respected within the industry. In particular, the board of directors believes that Chaparral’s chief executive officer and chairman of the board, Mark A. Fischer, will continue the success he has had with Chaparral to-date.

Commodity Price Outlook and Oil-Weighting

Oil reserves are highly desirable in the context of falling or stagnating oil supply and rising oil demand. On the demand side, oil consumption is projected to continue to grow as many of the large, emerging economies such as China, India and Brazil continue their rapid development and industrialization. Given the large populations of each of the aforementioned countries, even small increases in consumer consumption will lead to increases in the demand for oil and refined oil products. The current recession aside, oil demand is typically inelastic. This inelasticity can be witnessed by the large run-up in oil prices in the 2005-2008 timeframe and the continued growth in oil demand during the majority of this period. As developing economies continue to grow and wealthier countries begin to recover from the recent recession, oil demand is expected to recover and continue its steady growth.

We believe natural gas reserves have been highly discounted in 2009, given the recent low prices of natural gas and the ongoing and uncertain impact of the apparent increase in North American supply with the extensive development of shale gas reservoirs. However, the decline rates and production costs for shale gas are in many cases significantly higher than those of historical gas fields, and the actual availability of natural gas from shale reservoirs over the next several years depends not only on production decline rates but also on the relationship between natural gas production costs on a field-by-field basis and market prices. However, the low-carbon nature of natural gas versus coal and crude oil products may provide economic advantages to producers of natural gas.

The board of directors also expects that this growth in demand will lead to an increase in prices which should be supported by the relative inelasticity of oil demand.

On the supply side, it is anticipated that global oil supplies will face challenges in keeping pace with the growth in oil demand, putting upward pressure on oil prices over the long-run. Discoveries of new, large scale oil deposits have become less frequent, and as a consequence much of the world’s current oil supply comes from large fields discovered up to several decades ago. As these legacy fields age, the cost to extract the remaining oil increases, while production rates decline.

Additionally, newly discovered fields are often more technologically challenging which makes them more costly to both develop and find. For example, recent discoveries in the Santos Basin in Brazil and in the Gulf of Mexico are often located in harsh, offshore conditions in very deep water. These new fields are also often at considerable depths underground, which can make the reserves technologically and geologically complex to extract given the relatively high temperatures and pressures experienced at such depths. Finally, these deep formations are typically riskier to explore, since typical tools to help identify oil and gas deposits are less accurate at such depths. In addition to the geologic and technical challenges facing oil supply, geopolitical factors have tended to limit the effective supply of oil. Conflicts in major supply areas like Nigeria and Iraq have prevented oil from accessing world markets. Growing resource nationalism in places like Latin America and Russia has further impacted global supply by putting reserves in the hands of typically less efficient national oil companies and by restricting outside investment. Additionally, OPEC is expected to constitute a larger portion of world-wide reserves and production in the future, which should increase its leverage over and impact on global oil prices. Recently, OPEC has demonstrated remarkable cohesion in restricting supply to support prices, which may continue in the future.

Finally, the recent commodity price volatility and global recession has limited investment capital in the oil and gas sector. Without high levels of continued investment, we think it will be even more difficult to increase supply over both the near and long-term. The board of directors believes that keeping pace with projected demand will be a challenge, which should boost both oil and natural gas prices.

Compelling Valuation

The board of directors believes that Chaparral’s purchase price represents a very attractive valuation for the assets being acquired. The board of directors believes this is a great opportunity to partner with a company with a first-class management team with a great asset base at a significant discount to the intrinsic value of the assets. By reducing leverage and allowing Chaparral to pursue accretive acquisitions and more efficiently develop its asset base, the Company believes it has been able to negotiate an attractive purchase price. Further, because of Chaparral’s higher current leverage to oil prices and the long-term value in oil discussed above, the board of directors believes these assets will be deemed even more desirable by the public markets. The board of directors further believes the purchase price will give stockholders an attractive entry-point. We also believe that over time, the Company will trade more in-line with what we believe to be Chaparral’s main comparable companies, resulting in further share price appreciation of Common Stock.

Significant Value Creating Opportunity

In addition to the significant value of the assets of Chaparral, the Company’s board of directors believes that following the consummation of the Transaction, the Company will be able to create additional value for our stockholders above and beyond the intrinsic value of the existing assets. In particular, the board of directors believes that investing in exploration and production companies, or E&P companies, at this stage of the commodity cycle and using proceeds to repay debt is a highly effective investment strategy. Management believes creating a vehicle with low leverage in such a capital intensive industry will allow Chaparral to maximize the value of its assets through an accelerated development schedule and to capitalize on potentially distressed or underutilized assets available in the market to create additional value. Historically, Chaparral’s management has been able to identify and acquire assets of this nature and to operate the acquired properties more efficiently than the previous owners. The board of directors believes the combination of Chaparral’s excellent management team, along with a deleveraged balance sheet, will result in a company that can grow reserves, production and value at industry-leading rates. Much of the anticipated value creation is expected to derive from management’s ability to take advantage of distressed sellers and/or under-managed assets. With the recent high volatility of commodity prices and the concomitant financial distress faced by many in the industry, the board of directors believes there will be opportunities for acquiring attractive assets at relatively low prices.

Improved Position from Deleveraging

In connection with the Transaction, the amounts remaining in the trust account after the payment of the amounts necessary to pay (i) the costs, fees and expenses in connection with the Transaction, including deferred underwriting commissions and (ii) the Company stockholders who exercise their redemption rights, will be available to Chaparral to reduce its net debt and overall leverage, potentially improving its credit rating and lowering its borrowing costs in the future. Although Chaparral has a leveraged capital structure, it has successfully managed its operations under such a structure. As such, the Company anticipates that Chaparral will be even more successful operating in the future with its pro forma capital structure following consummation of the Transaction.

Terms of the Merger Agreement

The board of directors believes the terms of the Merger Agreement, including the closing conditions, are customary and reasonable. It was important to the board of directors that the Merger Agreement include customary terms and conditions as it believed such terms and conditions would allow for a more efficient closing process and lower transaction expenses.

The board of directors believes the above factors strongly supported its determination and recommendation to approve the Transaction. The board of directors did, however, consider the following potentially negative factors, among others, including the risk factors set forth elsewhere in this proxy statement, in its deliberations concerning the Transaction:

The risk holders of Common Stock purchased in the initial public offering would vote against the Transaction and exercise their redemption rights

The board of directors considered the risk the holders of common stock purchased in the initial public offering of the Company would vote against the Transaction and demand to exercise their redemption rights, thereby depleting the amount of cash available to the combined company following the Closing. The board of directors deemed this risk to be less with regard to Chaparral than it would be for other merger partners and believes the Company will still be able to implement its business plan, even if holders of one share less than 40% of the shares of common stock sold in the initial public offering exercise their redemption rights.

Certain officers and directors of the Company may have different interests in the Transaction than the Company stockholders

The Company’s Board of Directors considered the fact certain officers and directors of the Company may have interests in the Transaction different from, or in addition to, the interests of the Company stockholders.

Limitations on indemnification set forth in the Merger Agreement

The board of directors considered the limitations on indemnification set forth in the Merger Agreement. The board of directors determined that such limitations are consistent with what could be expected.

The risk that Chaparral’s current stockholders, including Mark Fischer and his affiliates, would control a significant percentage of the Company’s issued stock after the transaction and Company’s current stockholders will experience substantial dilution upon consummation of the Transaction.

Upon consummation of the Transaction, the stockholders of Chaparral will hold approximately 52.8% (assuming that no holders of common stock sold in the initial public offering elect to exercise their redemption rights), 61.4% (assuming that holders of 16,575,460 common stock sold in the initial public offering elect to exercise the redemption rights to ensure that the minimum funds closing condition is met) or 62.2% (assuming that holders of one share less than 40% of common stock sold in the initial public offering elect to exercise their redemption rights) of the issued and outstanding shares of Company common stock, in each case assuming no outstanding warrants of the Company exercised and that no part of the 15,00,000 additional shares of common stock that the Chaparral stockholders may earn upon the achievement of certain financial and share price targets has been issued to the Chaparral stockholders. Mark Fischer, the current President, CEO and Chairman of the Board of Directors of Chaparral, who is expected to become President and Chief Executive Officer of the Company and a member of the board of directors following the Transaction, will beneficially own 22.4% (assuming that no holders of common stock sold in the initial public offering elect to exercise their redemption rights), 26.1% (assuming that holders of 16,575,460 common stock sold in the initial public offering elect to exercise the redemption rights to ensure that the minimum funds closing condition is met) or 26.4% (assuming that holders of one share less than 40% of common stock sold in the initial public offering elect to exercise their redemption rights) of the issued and outstanding shares of Company common stock, in each case assuming no warrants of the Company are exercised and that no part of the 15,00,000 additional shares of Common Stock that the Chaparral stockholders may earn upon the achievement of certain financial and share price targets has been issued to the Chaparral stockholders. Therefore, the stockholders of Chaparral, and Mr. Fischer in particular, will be able to exercise significant control over the operations of the Company and may vote their common stock in ways adverse to or otherwise not in the best interest of our stockholders as a group.

Fair market value of target business

The initial target business that we acquire must have a fair market value equal to at least 80.0% of our net assets held in the trust account (exclusive of the underwriters’ deferred underwriting compensation plus interest thereon, net of taxes payable, held in the trust account) at the time of such acquisition.

The fair market value of such business is determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. We believe that the proposed Transaction with Chaparral satisfies this standard.

The board of directors received a valuation opinion from New Century Capital Partners, Inc., which indicated that the fair market value of Chaparral in the transaction contemplated by the Merger Agreement met the 80% threshold based upon valuation ranges achieved by application of comparable company analysis, comparable transaction analysis and discounted cash flow analysis.

The terms of the proposed Transaction were determined based upon arms-length negotiations between the Company and Chaparral, who had no prior dealings. Under the circumstances, our board of directors believes that the total consideration to be paid appropriately reflects the fair market value of Chaparral.

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

In connection with the stockholder vote required to approve any business combination, our sponsor has agreed to vote all of its shares of common stock owned by it prior to our initial public offering in accordance with a majority of the public stockholders who vote at the special or annual meeting called for the purpose of approving a business combination. Our sponsor and our officers and directors have also agreed that if they acquire shares of common stock in or following completion of our initial public offering, they will vote such acquired shares of common stock in favor of a business combination. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 40.0% of the shares of common stock sold in our initial public offering exercise their redemption rights. Voting against the extended period or the business combination alone will not result in redemption of a stockholder’s shares of common stock into a pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described below.

We have filed a preliminary proxy statement with the SEC with respect to the proposed Transaction with Chaparral, and we plan to schedule a meeting of our stockholders to approve the Transaction and certain related transactions, as indicated above.

Redemption Rights

Pursuant to the Company’s amended and restated certificate of incorporation, any of the Company’s holders of Common Stock sold in the initial public offering as of the record date for the special meeting of stockholders to approve the Transaction who vote their shares of Common Stock against the Transaction may also demand such shares be redeemed for a pro rata portion of the trust account, calculated as of two business days prior to the consummation of the Transaction. If demand is properly made and the Transaction is consummated, these shares will cease to be outstanding upon consummation of the Transaction and will represent only the right to receive a pro rata portion of funds deposited into the trust account plus interest.

Stockholders who seek to exercise this redemption right must vote against the Transaction and affirmatively elect redemption of their shares of Common Stock sold in the initial public offering. Abstentions and broker non-votes do not satisfy this requirement. Stockholders seeking to exercise their redemption rights must also either check the box on the proxy card providing for the exercise of redemption rights or submit a request in writing to Continental Stock Transfer & Trust Company, the Company’s transfer agent, at the address provided in the proxy statement filed by the Company.

Additionally, stockholders demanding redemption must deliver their shares of Common Stock sold in the initial public offering (either physically or electronically through the Depository Trust Company (“DTC”) to the Company’s transfer agent prior to the special meeting of stockholders. It is the Company’s understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, the Company does not have any control over this process and it may take longer than two weeks. Stockholders seeking to exercise their redemption rights and opting to deliver physical certificates should allot sufficient time to obtain physical certificates from the transfer agent. If you hold your shares in street name, you will have to coordinate with your broker to have your shares certificated or delivered electronically. Shares that have not been tendered (either physically or electronically) in accordance with these procedures will not be redeemed for a pro rata portion of the trust account.

If a stockholder (i) initially votes for the Transaction but then wishes to vote against it and exercise its redemption rights, or (ii) initially votes against the Transaction and wishes to exercise its redemption rights but does not check the box on the proxy card providing for the exercise of redemption rights or does not send a written request to the Company’s transfer agent to exercise its redemption rights or (iii) initially votes against the Transaction but later wishes to vote for it, the stockholder may request the Company to send to the stockholder another proxy card on which the stockholder may indicate the stockholder’s intended vote. The stockholder may make such request by contacting the Company or the Company’s proxy solicitor at the contact information provided in the proxy statement filed by the Company.

Any request for redemption, once made, may be withdrawn at any time until the vote is taken with respect to the Transaction at the special meeting of stockholders. Any corrected or changed proxy card must be received by the Company’s Secretary prior to the Special Meeting of Stockholders. Stockholders who have delivered their shares for redemption to the Company’s transfer agent but decided prior to the Special Meeting of Stockholders not to exercise their redemption rights may request that the Company’s transfer agent return the shares (physically or electronically). Stockholders may make such request by contacting the Company’s transfer agent, Continental Stock Transfer & Trust Company, at the telephone number or address set forth above.

If the holders of more than 17,999,999 of the shares sold in the initial public offering (an amount equal to one share less than 40% of the shares of common stock sold in the initial public offering) vote against the Transaction and properly demand redemption of their shares, the Company will not be able to consummate the Transaction. The cash held in the trust account on November 6, 2009 was approximately $451,486,928 ($10.03 per Public Share).

Liquidation if no business combination

Our amended and restated certificate of incorporation provides that we will continue in existence only until December 11, 2009 unless our corporate existence is extended as described herein. This provision may not be amended except in connection with a proposal to approve the extended period or the consummation of a business combination. If we have not completed a business combination by such date, as extended, our corporate existence will cease except for the purposes of winding up our affairs liquidating, pursuant to Section 278 of the Delaware General Corporation Law. This has the same effect as if our board of directors and stockholders had formally voted to approve our dissolution pursuant to Section 275 of the Delaware General Corporation Law. Accordingly, limiting our corporate existence to a specified date as permitted by Section 102(b)(5) of the Delaware General Corporation Law removes the necessity to comply with the formal procedures set forth in Section 275 (which would have required our board of directors and stockholders to formally vote to approve our dissolution and liquidation and to have filed a certificate of dissolution with the Delaware Secretary of State).

United Refining, Inc., our sponsor (the “Sponsor”), has waived its right to participate in any distribution with respect to shares of common stock owned by it immediately prior to our initial public offering or upon our dissolution and liquidation if we fail to consummate a business combination, including with respect to the common stock underlying all warrants it owns. There will be no distribution with respect to our warrants which will expire worthless. We expect that all costs associated with the implementation and completion of our liquidation will be funded by any remaining net assets outside of the trust account although we cannot assure you that there will be sufficient funds for such purpose. If such funds are insufficient, our sponsor has agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) in the case of a liquidation after our termination of existence by operation of law on December 11, 2009 or June 11, 2010 in the event our stockholders approve the extended period and has agreed not to seek repayment for such expenses.

If we were to expend all of the net proceeds of our initial public offering (the “Offering” or “IPO”), other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be approximately $9.97 (of which approximately $0.35 per share is attributable to the underwriters’ deferred underwriting compensation), or $0.03 less than the per-unit offering price of $10.00 in our initial public offering. There can be no assurance that any redeeming stockholder will receive equal to or more than his, her or its full invested amount. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share liquidation price will not be less than approximately $9.97, plus interest (net of: (i) taxes payable on the interest income and State of Delaware franchise taxes and (ii) up to $3,700,000 of interest income released to us to fund our working capital), due to claims of creditors. Although we will seek to have all vendors, service providers, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we will perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management will perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

In order to protect the amounts held in the trust account, our Sponsor has agreed to indemnify us for claims of creditors, vendors, service providers and target businesses that have not executed a valid and binding waiver of their right to seek payment of amounts due to them out of the trust account to the extent necessary to maintain $9.97 per share in the trust account. Additionally, the underwriters of our IPO have agreed to forfeit any rights or claims against the proceeds held in the trust account which includes a portion of their underwriters’ discount. Based on information we have obtained from our Sponsor, we currently believe that our Sponsor is of substantial means and capable of funding a shortfall in our trust account, even though we have not asked it to reserve for such an eventuality. We cannot assure you, however, the Sponsor would be able to satisfy those obligations.

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

Following the Transaction, the executive offices of the Company will be located at 701 Cedar Lake Boulevard, Oklahoma City, Oklahoma 73114.

Employees

We have four executive officers: John A. Catsimatidis, Myron L. Turfitt, James E. Murphy and John R. Wagner. None of our officers, on all of whom we will be dependant upon prior to effecting a business combination, have entered into employment agreements with us and none are obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. Because a target business has been selected, the executive officers will spend more time investigating such target business and negotiating and processing the initial business combination (and consequently spend more time on the Company’s affairs) than they did prior to locating a suitable target business. The Company does not intend to have any full time employees prior to the consummation of the Transaction.

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

With respect to the proposed business combination with Chaparral Energy, Inc., we refer you to the preliminary proxy statement filed with the SEC (and final proxy statement once it has been approved) for a discussion of the material risks applicable to the Transaction and the business and operations of Chaparral.

We may not be able to consummate a business combination within the required timeframe, in which case, we will be forced to liquidate.

Pursuant to our amended and restated certificate of incorporation, we will continue in existence only until December 11, 2009 or, in the event our stockholders approve the extended period, then only until June 11, 2010. If we fail to consummate a business combination within the required time frame, our corporate existence will, in accordance with our amended and restated certificate of incorporation, cease except for the purposes of winding up our affairs and liquidating. In that event, we will distribute to all public stockholders, in proportion to the number of shares held by them, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets, less expenses or reserves for obligations and claims of creditors. We will pay the costs of liquidation, which we currently estimate to be up to $15,000, from our remaining assets outside of the trust account. In addition, our sponsor has agreed to indemnify us for all claims of creditors to the extent that we fail to obtain valid and enforceable waivers from vendors, service providers, prospective target business or other entities in order to protect the amounts held in trust. There will be no distribution from the trust account with respect to our warrants which will expire worthless.

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

The holders of Public Shares who wish to have their shares redeemed into a pro rata portion of the trust account must comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising redemption rights.

Our public stockholders who wish to have their shares redeemed into a pro rata portion of the trust account must tender their certificates to its transfer agent prior to the special meeting of stockholders held with respect to the Transaction or deliver their shares to the transfer agent electronically through the Depository Trust Company DTC. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and the Company’s transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because the Company does not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. If it takes longer than anticipated to obtain a physical certificate, stockholders who wish to redeem their shares may be unable to obtain physical certificates by the deadline for redemption and thus will be unable to redeem their shares.

If we are forced to liquidate before a business combination, our warrants will expire worthless.

If we are unable to complete a business combination and are forced to liquidate the trust account, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless.

In certain circumstances, our board of directors may be viewed as having breached its fiduciary duties to our creditors, thereby exposing itself and our company to claims of punitive damages.

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

The Company’s directors have potential conflicts of interest in recommending that securityholders vote in favor of approval of the Transaction.

Our sponsor, directors and executive officers of the Company have interests in the Transaction that may be different from, or in addition to, the interests of the Company’s stockholders. These interests include:

•	the potential loss of the sponsor’s investment in the founder shares and Private Warrants and Sponsor Warrants;

•	the continued indemnification of current directors and officers of the Company following the Transaction and the continuation of directors’ and officers’ liability insurance after the Transaction;

•	the retention of John A. Catsimatidis and Myron L. Turfitt as directors of the combined Company and the offer of an employment agreement to Mr. Catsimatidis following the Transaction; and

•	the continued right of our sponsor to hold common stock in the Company.

These interests may influence the Company’s directors in making their recommendation that you vote in favor of the approval of the Transaction.

The NYSE Amex may delist the Company’s securities, which could limit investors’ ability to effect transactions in the Company’s securities and subject the Company to additional trading restrictions.

The Company’s units, Common Stock and Public Warrants are listed on the NYSE Amex (the “Exchange”). On February 10, 2009, the Company received notice from the staff of the Exchange that it is not considered to be in compliance with Section 704 of the Exchange’s Company Guide because it did not hold an annual meeting of its stockholders during 2008. In order to maintain the listing of its Common Stock on the Exchange, the Company was required to submit a plan by March 10, 2009, advising the Exchange of the actions it had taken, or will take, that will bring it into compliance by August 11, 2009. The Company submitted a plan to the Exchange on March 10, 2009 explaining that, pursuant to its amended and restated articles of incorporation, the Company must consummate an initial business combination by December 11, 2009, or it will dissolve and liquidate. On May 11, 2009, the Company received a notice dated May 4, 2009 from the Exchange that its plan of compliance was accepted. On August 11, 2009, the Company submitted a request for an extension on the plan of compliance from August 11, 2009 to December 11, 2009. On November 6, 2009, the Company received verbal confirmation that the Company’s request for an extension on the plan of compliance was accepted. The Company cannot assure you that the Company’s securities will continue to be listed on the Exchange. Additionally, the Exchange requires the Company to file a new initial listing application and meet its initial listing requirements, as opposed to its more lenient continued listing requirements, upon consummation of the Transaction. The Company cannot assure you the Company will be able to meet those initial listing requirements. Additionally, the Company will be required to file a new initial listing application and meet its initial listing requirements, as opposed to its more lenient continued listing requirements, upon consummation of the Transaction. The Company cannot assure you the Company will be able to meet those initial listing requirements.

There can be no assurance that the Company’s securities will be listed on the NYSE Amex following the Transaction or, if listed, that the Company will be able to comply with the continued listing standards of the NYSE Amex.

The Company may not meet the listing standards of the NYSE Amex or NYSE following the consummation of the Transaction. For example, privately negotiated purchases of Public Shares discussed elsewhere in the proxy statement, if any, will reduce the number of shares of Common Stock in the public float and the number of beneficial owners of the Company’s securities to a level that may inhibit the Company’s ability to meet the minimum holder requirements of the NYSE Amex and NYSE. If the NYSE Amex delists the Company’s securities from trading or the Company is unable to obtain approval of the NYSE for listing on the NYSE, the Company could face significant consequences, including:

•	a limited availability for market quotations for the Company’s securities;

•	reduced liquidity with respect to the Company’s securities;

•

a determination that the Common Stock is a “penny stock,” which will require brokers trading in the Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for the Common Stock;

•	limited amount of news and analyst coverage for the Company’s securities; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, the Company would no longer be subject to NYSE Amex rules, including rules requiring the Company to have a certain number of independent directors and to meet other corporate governance standards.

If the stockholders of Chaparral and the Company’s sponsor exercises their registration rights, it may have an adverse effect on the market price of the Company’s Common Stock and the existence of the registration rights may make it more difficult to effect a business combination.

The stockholders of Chaparral are entitled to require the Company to register the resale of the securities received in connection with the Transaction. In addition, our sponsor is entitled to require the Company to register the resale of the founder shares and the shares of Common Stock underlying the Sponsor Warrants. If the stockholders of Chaparral or the Company’s sponsor exercises its registration rights with respect to all of its shares of Common Stock beneficially owned by it, then there will be an additional 91,750,000 shares of Common Stock eligible for trading in the public market. The presence of these additional numbers of securities eligible for trading in the public market may have an adverse effect on the market price of the Common Stock and negatively impact the Company’s ability to secure future debt or equity financing.

The Company’s stockholders may be held liable for claims by third parties against the Company to the extent of distributions received by them.

The Company’s amended and restated certificate of incorporation provides that the Company will continue in existence only until December 11, 2009. Notwithstanding the foregoing, if the Company has not consummated a business combination by December 11, 2009, but has entered into a definitive merger agreement with respect to a business combination by such date, the Company may seek the approval of its holders of Public Shares to an amendment to its amended and restated certificate of incorporation to change the termination of the Company’s corporate existence from December 11, 2009 to June 11, 2010. This proxy statement does not include a proposal to extend the date on which the Company’s existence terminates. If the Company has not completed a business combination by such date, pursuant to the DGCL, its corporate existence will cease except for the purposes of winding up its affairs and liquidating pursuant to Section 278 of the DGCL, in which case the Company will, as promptly as practicable thereafter, adopt a plan of distribution in accordance with Section 281(b) of the DGCL. Section 278 provides that the Company’s existence will continue for at least three years after its expiration for the purpose of prosecuting and defending suits, whether civil, criminal or administrative, by or against the Company, and for enabling the Company gradually to settle and close its business, to dispose of and convey its property, to discharge its liabilities and to distribute to its stockholders any remaining assets, but not for the purpose of continuing the business for which it was organized. The Company’s existence will continue automatically even beyond the three year period for the purpose of completing the prosecution or defense of suits begun prior to the expiration of the three year period, until such time as any judgments, orders or decrees resulting from such suits are fully executed. Section 281(b) will require the Company to pay or make reasonable provision for all then-existing claims and obligations, including all contingent, conditional or unmatured contractual claims known to it, and to make such provision as will be reasonably likely to be sufficient to provide compensation for any then-pending claims and for claims that have not been made known to it or that have not arisen but that, based on facts known to the Company at the time, are likely to arise or to become known to it within ten years after the date of dissolution. Accordingly, the Company would be required to provide for any creditors known to it at that time or those it believes could be potentially brought against it within the ten years subsequent to distributing the funds held in the trust account to the holders of Public Shares. The Company cannot assure you it will properly assess all claims that may be potentially brought against it. As such, the holders of Public Shares could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of the holders of Public Shares may extend well beyond the third anniversary of the date of distribution. Accordingly, there can be no assurance that third parties will not seek to recover from the holders of Public Shares amounts owed to them by the Company.

Public stockholders at the time of the Transaction who purchased their units in our initial public offering and do not exercise their redemption rights may have rescission rights and related claims.

There are several aspects of the Transaction and the other matters described in the proxy statement filed with the SEC which were not described in the prospectus issued by the Company in connection with our initial public offering. These include: that the funds in the trust account might be used to purchase shares from stockholders of the Company who have indicated their intention to vote against the Transaction and redeem their shares for cash and that the Company would seek to amend the terms of the warrant agreement. Consequently, the Company’s use of funds in the trust account to purchase shares of stockholders who have indicated their intention to vote against the Transaction or the Company’s amendment of the Warrant Agreement might be grounds for a stockholder who purchased shares in the initial public offering, excluding the Company’s founder, and still held them at the time of the Transaction without seeking to redeem them for cash, to seek rescission of the purchase of the units he acquired in the initial public. A successful claimant for damages under federal or state law could be awarded an amount to compensate for the decrease in value of his or her shares caused by the alleged violation (including, possibly, punitive damages), together with interest, while retaining the shares. The rescission right and corresponding liability will continue against the Company after the Transaction. If the Company is required to pay damages, its results of operations could be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

We currently maintain our executive offices at 823 Eleventh Avenue, New York, New York. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS.

There is no material litigation currently pending against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our equity securities trade on the NYSE Amex. Each of our units consists of one share of common stock and one warrant to purchase one share of common stock and trades on the NYSE Amex under the symbol “URX-U.” On January 29, 2008, the common stock and warrants included in our units began to trade separately on the NYSE Amex under the symbols “URX” and “URX-WT,” respectively.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of the Company’s units, common stock and warrants as reported on the NYSE Amex. The following table sets forth the high and low sales information for the units for the period from December 17, 2007 through August 31, 2009 and the common stock and warrants for the period from January 29, 2008 through August 31, 2009.

	Units		Common Stock		Public Warrants
Quarter Ended	High	Low	High	Low	High	Low
August 31, 2009	$10.02	$9.63	$9.94	$9.70	$0.28	$0.08
May 31, 2009	10.00	9.45	9.73	9.55	0.15	0.03
February 28, 2009	9.55	8.90	9.60	8.97	0.20	0.04
November 30, 2008	9.95	8.44	9.62	8.50	0.47	0.06
August 31, 2008	10.25	9.61	9.50	9.14	0.87	0.35
May 31, 2008	10.00	9.45	9.29	9.00	0.70	0.40
February 29, 2008	9.95	9.50	9.20	9.02	0.80	0.64

Holders of Record

As of November 10, 2009, there was one holder of record of our units, four holders of record of our common stock and three holders of record of our warrants. Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.

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

The following selected historical financial information of the Company as of August 31, 2009 and 2008 and from June 25, 2007 (inception) through August 31, 2007 are derived from the Company’s audited financial statements, which are included elsewhere in this annual report.

The following information is only a summary and should be read in conjunction with the the audited financial statements of the Company for the years ended August 31, 2009 and 2008 and for the period from June 25, 2007 (inception) to August 31, 2007 and the notes thereto and “The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this annual report.

	Year Ended	Year Ended	Period of Inception (June 25, 2007) to August 31, 2007
	August 31, 2009	August 31, 2008
Statement of Operations Data:
Interest Income	$2,672,173	$8,164,755	$—
Compensation expense to sponsor	—	3,980,000	—
Formation and operating costs	1,834,028	804,861	2,065
Net income (loss)	553,184	877,894	(2,065)
Accretion of Trust Account relating to common stock subject to possible conversion	221,268	1,943,157	—
Net income (loss) attributable to common stockholders	$331,916	$(1,065,263)	$(2,065)
Earnings per share data:
Weighted average number of shares outstanding, basic and diluted	38,250,001	30,356,558	12,937,500
Net (loss) income per share, basic and diluted	$.01	$(.04)	$—
Number of shares outstanding subject to possible conversion, basic and diluted	17,999,999	17,999,999	—
Net income per share subject to possible conversion, basic and diluted	$.01	$.11	$—
Statement of Cash Flows Data:
Net cash used in operating activities	$(3,159,118)	$(3,612,349)	$(2,065)
Cash contributed to Trust Account	(2,672,173)	(456,852,004)	—
Net proceeds from public offering allocable to stockholders’ equity	—	237,698,082	—
Portion on net proceeds from public offering allocable to common stock subject to possible conversion	—	179,459,990	—
Proceeds from issuance of insider warrants	—	15,600,000	—
Net proceeds of units through public offering deferred as underwriters’ fees	—	15,750,000	—
Selected Balance Sheet Data:
Cash and cash equivalents	$209,541	$68,659	$22,702
Investments held in Trust Account including accrued interest	452,386,928	453,014,755	—
Total assets	454,120,428	453,420,902	282,673
Common stock subject to possible conversion	181,624,416	181,403,148	—
Total stockholders’ equity	256,567,670	256,235,754	22,935

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The Company was formed on June 25, 2007, for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or any other similar business combination, an unidentified operating business or assets in the energy industry although we are not limited to such industry (“Business Combination”).

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

Each Unit consists of one share of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), and one Callable Common Stock Purchase Warrant (“Public Warrant”). Each Public Warrant will entitle the holder to purchase from the Company one share of Common Stock at an exercise price of $7.00 commencing the later of the consummation of a Business Combination or one year from the effective date of the registration statement related to the Offering and expiring on the fourth anniversary thereof. The Public Warrants will be callable at a price of $.01 per Warrant upon 30 days’ notice after the Public Warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of the call is given. The Company may not call the Public Warrants unless the Public Warrants and the shares of common stock underlying the Public Warrants are covered by an effective registration statement from the beginning of the measurement period through the date fixed for the call.

In connection with the Offering, the Company entered into an underwriting agreement with Deutsche Bank Securities Inc. and Maxim Group LLC, as joint representatives of the underwriters in the Offering. The Company sold the Units issued in the IPO to the underwriters of the IPO at a price per unit equal to $9.30 (discount and compensation of $0.70 per share), resulting in an aggregate underwriting fee to the underwriters of $31,500,000. Pursuant to the underwriting agreement, the Company is obligated to the underwriters for certain fees and expenses related to the Offering, including underwriting discounts and commission of $31,500,000, of which $15,750,000 was paid at the closing and $15,750,000 has been deferred upon the consummation of a business combination. The deferred discount can be reduced up to $6,299,999 if up to 17,999,999 shares of common stock issued in the initial public offering are voted against the business combination and for which redemption is sought. In connection with the Transaction, on October 9, 2009, the underwriters agreed to reduce their deferred underwriting fees and commissions to an aggregate of $8,000,000 to provide the Company with additional capital to facilitate its ability to enter into and consummate the Transaction. The Company will not guarantee payment to the underwriters of additional fees in connection with their efforts with respect to the Offering. Maxim Group, Deutsche Bank Securities and Chaparral’s advisor in the Transaction are also able to participate in an aggregate $5,000,000 incentive bonus pool that the Company and Chaparral plan to make available upon a successful closing of the Transaction. This bonus pool may be allocated among the various advisors by a special committee of the board of directors in its sole discretion based on the Company’s assessment of the value added by each of these advisors.

An additional bonus pool of up to $3,000,000 will also be available to other capital market advisors upon a successful closing of the Transaction. This pool may also be allocated among the various advisors by the special committee of the Company’s Board of Directors in its sole discretion based on the Company’s assessment of the value added by the various advisors. The additional capital market advisors are undetermined at this time.

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

On October 9, 2009 the Company entered into the Merger Agreement pursuant to which it intends to consummate the Transaction with Chaparral.

Results of Operations

For the twelve months ended August 31, 2009, the Company had net income of $553,184, attributable to compensation, formation and operating costs expenses offset by interest income from trust account investments. For the period ended August 31, 2009, interest income was $2,672,173.

For the twelve months ended August 31, 2008, the Company had net income of $877,894, attributable to compensation, formation and operating costs expenses offset by interest income from trust account investments. For the period ended August 31, 2008, interest income was $8,164,755.

The Company incurred $1,834,028 and $804,861 in formation and operating costs during the year ended August 31, 2009 and August 31, 2008, respectively. These costs consisted of approximately $559,968 of legal and accounting, $111,208 for director and officer insurance, $90,169 for administrative services, $258,068 for taxes, $798,129 for outside services, and the balance of $16,486 for other miscellaneous expenses during the year ended August 31, 2009. For the year ended August 31, 2008, the Company expensed approximately $129,725 of legal and accounting, $77,661 for director and officer insurance, $65,337 for administrative services, $16,660 for taxes, $387,678 for outside services and the balance of $127,800 for other miscellaneous expenses.

For the period from June 25, 2007 (inception) through August 31, 2009, the Company incurred costs of approximately $2,640,954 all of which is operating costs.

Contractual Obligations

The Company does not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities. The Company entered into an Administrative Services Agreement with United Refining, Inc., the Company’s sponsor, requiring the Company to pay $7,500 per month. The agreement terminates on the earlier of the completion of a business combination or upon the Company’s dissolution.

Other than contractual obligations incurred in the ordinary course of business, the Company does not have any other long-term contractual obligations.

Going Concern and Management’s Plan and Intentions

There can be no assurance the Company will consummate a Business Combination prior to December 11, 2009. Pursuant to our amended and restated certificate of incorporation, if the Company is unable to consummate a timely Business Combination, it would have to liquidate and return the funds held in the trust account to the holders of shares issued in the Offering as previously described. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Liquidity and Capital Resources

As of August 31, 2009, we had cash of $209,541 and $452,386,928 cash held in the trust account. Since the Offering, our only source of revenue has been from the interest and dividends earned on its cash accounts. The proceeds from the Offering that were placed in a trust account and dividends earned on its cash accounts were placed in a trust account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The funds placed in trust earned an annualized interest rate of approximately .5730% during the twelve months ended August 31, 2009.

As of August 31, 2008, the Company had available cash of $68,659 and $ 453,014,755 cash held in the trust account, dividends and interest available for working capital and taxes and cash held in the trust account—restricted of $0. Since its IPO, the Company’s only source of revenue has been from the interest and dividends earned on its cash accounts. The proceeds from the Company’s IPO that were placed in a trust account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The funds placed in trust earned an annualized interest rate of approximately 3.2345% during the twelve months ended August 31, 2008.

Subject to our stockholders’ approval, we will use substantially all of the net proceeds of the Offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent we use capital stock in whole or in part as consideration to effect an initial business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the Company following the consummation of the Transaction and pay transaction fees. The Company believes it will have sufficient available funds outside of the trust fund to operate through December 11, 2009, assuming that a business combination is not consummated during that time. The Company do not believe it will need to raise additional funds in order to meet the expenditures required for operating its business.

As of August 31, 2009, the Company had available cash of $209,541 and $452,386,928 cash held in the trust account, dividends and interest available for working capital and taxes which the Company expects to use for the due diligence investigation of a target business or business and general administrative expenses. However, if its estimates of the costs of undertaking in-depth due diligence and consummating an initial business combination is less than the actual amount necessary to do so, or if interests payments are not available to fund the expenses at the time the Company incurs them, it may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. Moreover, the Company may need to obtain additional financing either to consummate an initial business combination or because it becomes obligated to convert into cash a significant number of Public Shares voting against an initial business combination, in which case the Company may issue additional securities or incur debt in connection with such business combination. Following the Company’s initial business combination, if cash on hand is insufficient, it may need to obtain additional financing in order to meet its obligations. The Company has not taken any steps to obtain such financing and there is no assurance it would be able to obtain such financing.

As of August 31, 2009, the Company had withdrawn $7,137,250 of the interest and dividends earned on the funds held in the trust account. Pursuant to the terms of the Company’s trust agreement governing the trust account, the Company is entitled to use up to $3,700,000 of the earnings for working capital, provided, however, that the aggregate amount of all such distributions for working capital and income tax payments shall not exceed the total earnings. Of the funds withdrawn, $4,393,325 was for taxes and $2,743,925 was for working capital. Once the $3,700,000 is distributed, only distributions to pay income and franchise tax liabilities will be allowed. As of November 10, 2009, the Company had received refunds due of $0 on state and city tax estimated payments that it made, which have been deposited into the trust account. The Company’s liabilities are all related to costs associated with operating as a public company and search for an acquisition target.

Summary of Significant Accounting Policies

The Company’s financial statements and the notes to its financial statements contain information pertinent to management’s discussion and analysis. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate, or the use of different estimating methods that could have been selected, could have a material impact on the Company’s results of operations or financial condition.

The following critical accounting policies have been identified that affect the more significant judgments and estimates used in the preparation of the financial statements. We believe the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial condition and results of operations. The following critical accounting policies are not intended to be a comprehensive list of all of the Company’s accounting policies or estimates.

Basis of Presentation

The financial statements include the accounts of the Company. All activity through August 31, 2009 is related to the Company’s formation, the Offering and its search for a Business Combination. The Company has selected August 31 as its fiscal year end.

In accordance with U.S. GAAP, the Company has evaluated subsequent events through the date and time the Financial Statements were issued on November 10, 2009.

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

Cash and Cash Equivalents Held in Trust

The Company’s restrictive investment held in the trust account at August 31, 2009 is invested in U.S. Government Institutional money market securities. The Company recognized interest income of $2,672,173 and $8,164,755 on investments held in trust for the year ended August 31, 2009 and 2008, respectively, and $10,836,928 for the period from inception (June 25, 2007) to August 31, 2009 which is included in the accompanying Statements of Operations.

Deferred Underwriters Fees

Pursuant to the Underwriting Agreement, the Company is obligated to the Underwriters for up to $15,750,000 of deferred fees and expenses related to the Offering, which is payable to the Underwriters upon the consummation of a Business Combination. On October 9, 2009, the Underwriters agreed to reduce their deferred underwriting fees and commissions to an aggregate of $8,000,000 to provide the Company with additional capital to facilitate its ability to enter into and consummate the Transaction. The Company will not guarantee payment to the underwriters of additional fees in connection with their efforts with respect to the Offering. Maxim Group, Deutsche Bank Securities and Chaparral’s advisor in the Transaction are also able to participate in an aggregate $5,000,000 incentive bonus pool that the Company and Chaparral plan to make available upon a successful closing of the Transaction. This bonus pool may be allocated among the various advisors by a special committee of the board of directors in its sole discretion based on the Company’s assessment of the value added by each of these advisors.

Common Stock, Subject to Possible Redemption

With respect to the Extended Period (the proposal for which is approved by the Public Stockholders) or the Business Combination which is approved and consummated, any Public Stockholder who voted against the Extended Period or the Business Combination, as the case may be, may demand that the Company redeem his or her shares of Common Stock. The initial per share redemption price will equal $9.97 per share (plus a portion of the interest earned on the Trust Account) but net of: (i) taxes payable on interest earned on the Trust Account and State of Delaware franchise taxes and (ii) up to $3,700,000 of interest income released to the Company to fund working capital. From the time of the Offering (December 11, 2007) through August 31, 2009 $2,621,726 has been spent to fund working capital.

Public Stockholders holding up to one share less than 40.0% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares of common stock in the event of the approval of the Extended Period or a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed, as the case may be without regard to the shares held by the Initial Stockholder. As a result of this redemption right, $179,459,992 plus accretion of $2,164,425 has been classified as Common Stock, subject to possible redemption on the accompanying balance sheet as of August 31, 2009.

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

Income Per Common Share

Basic income/loss per share excludes dilution and is computed by dividing the income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or redeemed for common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. At August 31, 2009 and 2008, there were no such potentially dilutive securities. Therefore, basic and diluted income per share were the same for the years ended August 31, 2009 and 2008, respectively, for the shares subject to conversion.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts presented in the balance sheet at August 31, 2009 and 2008.

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

The following table presents certain of the Company’s assets that are measured at fair value as of August 31, 2009. In general, fair values determined by Level 1 inputs utilize quoted prices in active markets and the fair values described below were determined through market, observable and corroborated sources.

Description	August 31, 2009	Quoted Prices In Active Markets (Level 1)
Cash	$209,541	$209,541
Cash and cash equivalents held in Trust Account (Note 2)	452,386,928	452,386,928

Total	$452,596,469	$452,596,469

In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities.

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

The financial statements of the company and the report thereon of BDO Seidman LLP, dated November 10, 2009 for the fiscal years ended August 31, 2009 and 2008 are included herein:

•	Reports of Independent Registered Public Accounting Firm

•	Balance Sheets at August 31, 2009 and 2008.

•	Statements of Income, Cash Flows and Stockholders’ Equity for the years ended August 31, 2009 and 2008 and for the period from June 25, 2007 (inception) to August 31, 2009.

•	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

United Refining Energy Corp.

New York, New York

We have audited the accompanying balance sheets of United Refining Energy Corp. (a corporation in the development stage) as of August 31, 2009 and August 31, 2008 and the related statements of operations, stockholders’ equity and cash flows for the year ended August 31, 2009 and 2008 and for the period from June 25, 2007 (inception) to August 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Refining Energy Corp. as of August 31, 2009 and August 31, 2008, and the related statements of operations, stockholders’ equity and cash flows for the year ended August 31, 2009, August 31, 2008, and for the period from June 25, 2007 (inception) to August 31, 2009 in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), United Refining Energy Corp. internal controls over financial reporting as of August 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 10, 2009 expressed an unqualified opinion thereon.

The accompanying financial statements have been prepared assuming that the Company would continue as a going concern. As discussed in Note 1 to the financial statements, the Company is required to consummate a business combination by December 11, 2009. The possibility of such business combination not being consummated raises substantial doubt as to its ability to continue as a going concern, and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

New York, New York

November 10, 2009

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

BALANCE SHEETS

	August 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$209,541	$68,659
Cash and cash equivalents held in trust	452,386,928	453,014,755
Prepaid income taxes	417,301	—
Prepaid expenses	101,323	69,488
Due from related party	91,000
Deferred tax asset	914,335	268,000

Total Assets	$454,120,428	$453,420,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$178,342	$—
Income taxes payable	—	32,000
Deferred underwriters’ fees	15,750,000	15,750,000

Total Current Liabilities	15,928,342	15,782,000

Common stock, subject to possible redemption (17,999,999 shares at redemption value)	181,624,416	181,403,148

COMMITMENTS (Note 3)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.0001 par value, 150,000,000 shares authorized; 38,250,001 and 12,937,500 issued and outstanding, respectively (excluding 17,999,999 shares subject to redemption at August 31, 2009)	3,825	3,825
Additional paid in capital	255,134,832	255,356,100
Retained earnings	1,429,013	875,829

Total Stockholders’ Equity	256,567,670	256,235,754

Total Liabilities and Stockholders’ Equity	$454,120,428	$453,420,902

See accompanying notes to the financial statements.

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year Ended August 31,		For the Period from June 25, 2007 (inception) to August 31, 2009
	2009	2008
Revenue	$—	$—	$—
Operating expenses:
Compensation expense to sponsor	—	3,980,000	3,980,000
Formation and operating costs	1,834,028	804,861	2,640,954

Loss for the period before interest and income taxes	(1,834,028)	(4,784,861)	(6,620,954)
Interest income	2,672,173	8,164,755	10,836,928

Income before provision for income taxes	838,145	3,379,894	4,215,974
Provision for income taxes	284,961	2,502,000	2,786,961

Net income for the period	553,184	877,894	1,429,013
Accretion of trust account relating to common stock subject to possible redemption	221,268	1,943,157	2,164,425

Net income (loss) attributable to common shareholders	$331,916	$(1,065,263)	$(735,412)

Number of shares outstanding subject to possible redemption—basic and diluted	17,999,999	17,999,999
Net income per share subject to possible redemption— basic and diluted	$.01	$.11

Weighted average number of shares outstanding—basic and diluted	38,250,001	30,356,558
Net income (loss) per share—basic and diluted	$0.01	$(0.04)

See accompanying notes to the financial statements.

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from June 25, 2007 (Inception) to August 31, 2009

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Deficit) Accumulated During the Development Stage	Total
Balance at June 25, 2007 (Inception)	—	$—	$—	$—	$—
Issuance of common stock to initial stockholder at $0.002 per share	12,937,500	1,294	23,706	—	25,000
Net loss for the period	—	—	—	(2,065)	(2,065)

Balance at August 31, 2007	12,937,500	1,294	23,706	(2,065)	22,935
Issuance of Sponsor Warrants to purchase 2,500,000 shares of common stock	—	—	3,980,000	—	3,980,000
Proceeds from the sale of 15,600,000 warrants to our sponsor	—	—	15,600,000	—	15,600,000
Sale of 45,000,000 units through public offering, net of underwriters discount and offering expenses and excluding $179,459,990 of proceeds allocable to 17,999,999 shares of common stock subject to possible redemption	27,000,001	2,700	237,695,382	—	237,698,082
Forfeiture of 1,687,500 shares of common stock by sponsor due to non-exercise of over-allotment option by underwriters	(1,687,500)	(169)	169	—	—
Accretion of trust account relating to common stock subject to possible redemption	—	—	(1,943,157)	—	(1,943,157)
Net income for the period	—	—	—	877,894	877,894

Balance at August 31, 2008	38,250,001	$3,825	$255,356,100	$875,829	$256,235,754
Accretion of trust account relating to common stock subject to possible redemption	—	—	(221,268)	—	(221,268)
Net income for the period	—	—	—	553,184	553,184

Balance at August 31, 2009	38,250,001	$3,825	$255,134,832	$1,429,013	$256,567,670

See accompanying notes to the financial statements.

UNITED REFINING ENERGY CORP.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

	Year Ended August 31,		For the Period from June 25, 2007 (inception) to August 31, 2009
	2009	2008
Cash flows from operating activities:
Net income	$553,184	$877,894	$1,429,013
Adjustments to reconcile net income to net cash used in operating activities:
Compensation expense to sponsor	—	3,980,000	3,980,000
Interest income	(2,672,173)	(8,164,755)	(10,836,928)
Deferred income taxes	(646,335)	(268,000)	(914,335)
Change in operating assets and liabilities:
Prepaid expenses	(31,835)	(69,488)	(101,323)
Due from related party	(91,000)		(91,000)
Prepaid income taxes	(417,301)	—	(417,301)
Income taxes payable	(32,000)	32,000	—
Accrued expenses	178,342	—	178,342

Net cash used in operating activities	(3,159,118)	$(3,612,349)	(6,773,532)

Cash flows from investing activities:
Purchase of investments held in trust account	(2,672,173)	(456,852,004)	(459,524,177)
Withdrawal from trust account for working capital	3,300,000	3,837,250	7,137,250
Interest earned on cash and cash equivalents held in trust	2,672,173	8,164,755	10,836,928

Net cash provided by (used in) investing activities	3,300,000	(444,849,999)	(441,549,999)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	25,000
Deferred offering costs	—	200,233	—
Proceeds from issuance of insider warrants	—	15,600,000	15,600,000
Net proceeds of units through public offering deferred as underwriters’ fees	—	15,750,000	15,750,000
Net proceeds from sale of units through public offering allocable to stockholders’ equity	—	237,698,082	237,698,082
Portion of net proceeds from sale of units through public offering allocated to shares of common stock subject to possible redemption	—	179,459,990	179,459,990
Proceeds from notes payable	—	100,000	300,000
Payments of notes payable	—	(300,000)	(300,000)

Net cash provided by financing activities	—	448,508,305	448,533,072

Net increase in cash and cash equivalents	140,882	45,957	209,541
Cash and cash equivalents, beginning of period	68,659	22,702	—

Cash and cash equivalents, end of period	$209,541	$68,659	$209,541

Cash paid during the period for:
Income taxes	$1,380,597	$2,738,000	$4,118,597

Supplemental disclosure of non-cash activities:
Compensation expense to sponsor	$—	3,980,000	$3,980,000
Net proceeds on units through public offering deferred as underwriters’ fees	—	—	$15,750,000
Accretion of trust account relating to common stock subject to possible redemption	$221,268	$1,943,157	$2,164,425

UNITED REFINING ENERGY CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BUSINESS OPERATIONS

United Refining Energy Corp. (the “Company”) was incorporated in Delaware on June 25, 2007 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or any other similar business combination, an unidentified operating business or assets. The Company focused on identifying a prospective target business in the energy industry, with a particular focus on businesses or assets involved in the refining of petroleum products (“Business Combination”), but will not be limited to pursuing acquisition opportunities only within that industry.

All activity through August 31, 2009 relates to the Company’s formation, the initial public offering (the “Offering”) described below, and its search for a Business Combination. The Company has selected August 31 as its fiscal year end.

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

On November 30, 2007, the Company granted to United Refining, Inc. (the “Sponsor”) 2,500,000 warrants to purchase up to 2,500,000 shares of common stock (“the Sponsor Warrants”). The Sponsor Warrants are identical to the warrants sold in the Offering, except that: (i) the Sponsor Warrants are exercisable at $12.50 per share, (ii) the Sponsor Warrants will be non-redeemable so long as they are held by the Sponsor or its permitted assigns and (iii) the Sponsor Warrants expire on December 11, 2012. The Company performed a Black-Scholes calculation to determine the value of the warrants, using an expected life of 5 years, volatility of 26.67% and a risk free interest rate of 3.38%. The grant of the Sponsor Warrants is recorded as compensation expense in accordance with Financial Accounting Board Opinion No. 123(R) (Statement 123) and is included in the amount of $3,980,000 in the Company’s Statements of Operations for the nine months ended May 31, 2008 and from the period of inception through May 31, 2009.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements include the accounts of the Company. The Company is currently evaluating acquisition candidates. All activity through August 31, 2009 is related to the Company’s formation, the Offering and its search for a Business Combination. The Company has selected August 31 as its fiscal year end.

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

Cash and Cash Equivalents Held in Trust

The Company’s restrictive investment held in the trust account at August 31, 2009 is invested in U.S. Government Institutional money market securities. The Company recognized interest income of $2,672,173 and $8,164,755 on investments held in trust for the year ended August 31, 2009 and 2008, respectively, and $10,836,928 for the period from inception (June 25, 2007) to August 31, 2009 which is included in the accompanying Statements of Operations.

Deferred Underwriters Fees

Pursuant to the Underwriting Agreement, the Company is obligated to the Underwriters for up to $15,750,000 of deferred fees and expenses related to the Offering, which is payable to the Underwriters upon the consummation of a Business Combination. (see Note 7)

Common Stock, Subject to Possible Redemption

With respect to the Extended Period (the proposal for which is approved by the Public Stockholders) or the Business Combination which is approved and consummated, any Public Stockholder who voted against the Extended Period or the Business Combination, as the case may be, may demand that the Company redeem his or her shares of Common Stock. The initial per share redemption price will equal $9.97 per share (plus a portion of the interest earned on the Trust Account) but net of: (i) taxes payable on interest earned on the Trust Account and

UNITED REFINING ENERGY CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

State of Delaware franchise taxes and (ii) up to $3,700,000 of interest income released to the Company to fund working capital. From the time of the Offering (December 11, 2007) through August 31, 2009 $2,367,126 has been spent to fund working capital.

Public Stockholders holding up to one share less than 40.0% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares of common stock in the event of the approval of the Extended Period or a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed, as the case may be without regard to the shares held by the Initial Stockholder. As a result of this redemption right, $179,459,990 plus accretion of $2,164,425 has been classified as Common Stock, subject to possible redemption on the accompanying balance sheet as of August 31, 2009.

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

Income Per Common Share

Basic income/loss per share excludes dilution and is computed by dividing the income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or redeemed for common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. At August 31, 2009 and 2008, there were no such potentially dilutive securities. Therefore, basic and diluted income per share were the same for the years ended August 31, 2009 and 2008, respectively, for the shares subject to conversion.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts presented in the balance sheet at August 31, 2009 and 2008.

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

The following table presents certain of the Company’s assets that are measured at fair value as of August 31, 2009. In general, fair values determined by Level 1 inputs utilize quoted prices in active markets and the fair values described below were determined through market, observable and corroborated sources.

Description	August 31, 2009	Quoted Prices In Active Markets (Level 1)
Cash	$209,541	$209,541
Cash and cash equivalents held in Trust Account (Note 2)	452,386,928	452,386,928

Total	$452,596,469	$452,596,469

In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities.

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

UNITED REFINING ENERGY CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3—COMMITMENTS

Administrative Services Agreement

The Company utilizes certain administrative, technological and secretarial services, as well as certain limited office space provided by United Refining, Inc., its Sponsor. The Sponsor has agreed that, until the acquisition of a target business by the Company, it will make such services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay United Refining, Inc. $7,500 per month for such services commencing December 11, 2007 and terminating upon the earlier of the date the Company consummates a Business Combination or dissolves and liquidates in accordance with its amended and restated certificate of incorporation. The Company has paid $90,000 and $65,178 for the years ended August 31, 2009 and 2008, respectively, as well as $155,178 for the period from inception (June 25, 2007) to August 31, 2009.

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

Consulting Arrangements

We have engaged the services of one or more consulting groups for the purpose of effecting a business transaction, the aggregate of these payments will be approximately $65,000 per month. The Company has paid $581,908 and $0 for the years ended August 31, 2009 and 2008, respectively, as well as $581,908 for the period from inception (June 25, 2007) to August 31, 2009.

NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANY

During the course of due diligence on a target acquisition, the Company chartered an aircraft from an affiliate of the Company at a cost of $57,200 and $0 for the years ended August 31, 2009 and 2008, respectively, as well as $57,200 for the period from inception (June 25, 2007) to August 31, 2009.

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

UNITED REFINING ENERGY CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

As of August 31, 2009, there are 30,650,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants) and all of the 1,000,000 shares of preferred stock available for issuance.

b)	Sponsor Warrants

On November 30, 2007, the Company issued 2,500,000 Sponsor Warrants to its Sponsor, exercisable at an initial purchase price of $12.50 per share effective on December 11, 2007 and expiring on December 11, 2012. These warrants and the shares purchasable hereunder constitute “restricted securities” under federal securities laws and applicable regulations and may not be resold or transferred without registration under the Securities Act of 1933. The grant of the warrants to our Sponsor is recorded as compensation expense in accordance with Statement of Financial Accounting Standard No. 123(R) and was valued using the Black-Scholes model. Accordingly, $3,980,000 is recorded as compensation expense in the Company’s Statements of Operations for the fiscal year ended August 31, 2008 and for the period from June 25, 2007 (inception) to August 31, 2009.

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

As of August 31, 2009, there are 63,100,000 warrants outstanding. Each warrant, excluding the Sponsor Warrants, will be exercisable for one share of common stock at an exercise price of $7.00 per share, while the Sponsor Warrant will be exercisable for one share of common stock at the price of $12.50 per share. None of the warrants may be exercised until after consummation of our Business Combination and the funding in the Trust Account disbursed. The warrant exercise price will be paid directly to the Company and not placed in the Trust Account.

NOTE 6—INCOME TAXES

Provision for income taxes for the year ended August 31, 2009 is $284,961 which is net of a deferred tax benefit of $646,336. Provision for income taxes for the year ended August 31, 2008 is federal income tax of $2,502,000 which is net of a deferred tax benefit of $268,000. The period June 25, 2007 (inception) to August 31, 2009 consists of a tax provision of $2,786,961 which is net of a deferred tax benefit of $914,335.

UNITED REFINING ENERGY CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company’s effective tax rate does not approximate the federal statutory rate for the period June 25, 2007 (inception) to August 31, 2009, due to compensation which is not deductible for tax purposes. No provision for state and local income taxes has been made since the Company was formed as a vehicle to affect a Business Combination and, as a result, does not conduct operations and is not engaged in a trade or business in any state. The Company is incorporated in Delaware and authorized to do business in New York and accordingly is subject to franchise taxes. Delaware and New York franchise tax expense is $258,068 ($257,843 Delaware, $225 New York) for the year ended August 31, 2009, $16,660 ($16,510 Delaware, $150 New York) for the year ended August 31, 2008, and $274,728 ($274,353 Delaware, $375 New York) for the period June 25, 2007 (inception) through August 31, 2009. All franchise tax expenses are included as part of the formation and operating costs in the accompanying statements of operations.

NOTE 7—SUBSEQUENT EVENTS

On October 9, 2009, we and our wholly-owned subsidiary, Chaparral Subsidiary, Inc., a Delaware corporation , entered into the Merger Agreement with Chaparral Energy, Inc., a Delaware corporation pursuant to which Merger Sub will merge with and into Chaparral with Chaparral subsequently merging into us (the “Transaction”).

As a result of the Transaction, the stockholders of Chaparral will receive 58,000,000 shares of Common Stock immediately upon closing of the Transaction and 5,000,000 shares of Common Stock will be issued immediately upon closing of the Transaction and placed in an escrow account and used to satisfy any indemnification obligations of Chaparral pursuant to the Merger Agreement following the Transaction. In addition, the stockholders of Chaparral are eligible to receive up to an aggregate of 15,000,000 additional shares of Common Stock upon the combined company’s achievement of certain financial and share price targets, as described in the proxy statement we filed and in the Merger Agreement.

The consummation of the Transaction is subject to approval of the Company’s stockholders, as well as other customary closing conditions described in the proxy statement we filed and in the Merger Agreement.

In addition, on October 9, 2009 the Company amended its agreement with the underwriters to reduce their deferred finance fee from $15,750,000 to $8,000,000, in order to provide the Company with additional capital to facilitate its ability to enter into and consummate the Transaction. The Company will not guarantee payment to the underwriters of additional fees in connection with their efforts with respect to the Offering. Maxim Group, Deutsche Bank Securities and Chaparral’s advisor in the Transaction are also able to participate in an aggregate $5,000,000 incentive bonus pool that the Company and Chaparral plan to make available upon a successful closing of the Transaction. This bonus pool may be allocated among the various advisors by a special committee of the board of directors in its sole discretion based on the Company’s assessment of the value added by each of these advisors.

An additional bonus pool of up to $3,000,000 will also be available to other capital market advisors upon a successful closing of the Transaction. This pool may also be allocated among the various advisors by the special committee of the Company’s Board of Directors in its sole discretion based on the Company’s assessment of the value added by the various advisors. The additional capital market advisors are undetermined at this time.

NOTE 7—SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fiscal Year Ended August 31, 2009				For the Period From June 25, 2007 (Inception) to August 31, 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Interest income	1,980,529	623,771	67,873	—	8,164,755
Compensation expense to sponsor	—	—	—	—	3,980,000
Formation and operating costs	90,072	431,251	503,884	808,821	806,926
(Benefit) Provision for income taxes	642,800	65,400	(148,300)	(274,939)	2,502,000
Net income (loss) for the period	1,247,657	127,120	(287,711)	(533,882)	875,829
Accretion of Trust Account relating to common stock subject to possible redemption	499,062	50,849	(115,084)	(213,559)	—
Net income (loss) attributable to common shareholders	748,595	76,271	(172,627)	(320,323)
Weighted number of shares outstanding, basic and diluted	38,250,001	38,250,001	38,250,001	38,250,001
Net income per share, basic and diluted	0.02	0.00	0.00	(0.01)
Number of shares outstanding subject to possible redemption	17,999,999	17,999,999	17,999,999	17,999,999	—
Net income per share subject to possible redemption, basic and diluted	.03	0.00	(0.01)	(0.01)	—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and to our board of directors.

Based on their evaluation as of August 31, 2009, our Principal Executive Officer and our Principal Financial and Accounting Officer have each concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) are effective at a reasonable assurance level.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived an operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our Principal Executive Officer and our Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk.

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Controls—Integrated Framework. Based on management’s assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of August 31, 2009.

This report includes an attestation report on our internal control over financial reporting, issued by BDO Seidman, LLP, the independent registered public accounting firm that audited our financial statements included in this report. The attestation report is included herein.

Changes in Internal Control Over Financial Reporting

For the fiscal quarter ended August 31, 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

United Refining Energy Corporation

Melville, New York

We have audited United Refining Energy Corp.’s internal control over financial reporting as of August 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Refining Energy Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, United Refining Energy Corp., maintained, in all material respects, effective internal control over financial reporting as of August 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of United Refining Energy Corp., as of August 31, 2009 and 2008, and the

related statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended August 31, 2009 and for the period from June 25, 2007 (inception) to August 31, 2009 and our report dated November 10, 2009, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, New York

November 10, 2009

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and executive officers are as follows:

Name	Age	Position
John A. Catsimatidis	61	Chairman of the Board of Directors and Chief Executive Officer
Myron L. Turfitt	57	President and Director
James E. Murphy	64	Chief Financial Officer
John R. Wagner	50	Secretary
Theodore P. Nikolis	55	Director
Michael Bilirakis	79	Director
Matthew F. Coughlin, III	56	Director

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

James E. Murphy has been Chief Financial Officer since July 2007. Since January 1997, Mr. Murphy has served as Chief Financial Officer and, since January 2009, has also served as Treasurer of United Refining Company, a wholly-owned subsidiary of our sponsor, United Refining, Inc. He previously held the position of Vice President-Finance from April 1995 to December 1996 and Director of Internal Auditing from May 1982 to April 1986. Additionally, Mr. Murphy has held other accounting and internal auditing positions during his career with United Refining Company. Mr. Murphy is a CPA and prior to joining us he had over 15 years experience in accounting and auditing with banking, public accounting and manufacturing companies.

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

Theodore P. Nikolis has been a director since July 2007. He recently returned to Nikolis & Associates, LLC, a consulting firm he founded in January 2000 focused on distressed debt providing turnaround strategies, debt restructuring, collateral sales and bankruptcy options for the maximization of asset and/or collateral value in distressed situations. He was recently Senior Counsel to The Royal Bank of Scotland (LSE:RBS), and held this position from 2005 to 2008. Approximately 20 years ago, Mr. Nikolis began his involvement in the electric power sector as a project finance attorney at the firm of Chadbourne & Parke. From January 2003 to October 2005, Mr. Nikolis was a member of Odysseus Energy Inc., a private equity group targeting distressed electric generating facilities. From March 1998 to January 2000, Mr. Nikolis managed the closure of Coutts & Co.’s New York office, the private banking subsidiary of National Westminster Bank, plc (NatWest). Mr. Nikolis previously managed the short term operation, financial restructuring and ultimate liquidation of over $1 billion of distressed co-generation and independent power production facilities and other assets for NatWest.

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

Matthew F. Coughlin, III has been a director of our company since December 2008. Mr. Coughlin is the Managing Partner of International Insurance Brokers, Ltd., a firm he founded in April 2003. Mr. Coughlin’s expertise in the insurance industry is focused on complex risk management transactions and structuring insurance /reinsurance programs for large companies. From July 1992 to March 2003, Mr. Coughlin was a Managing Director of Marsh & McLennan, Inc. serving in the firms Marine & Energy Division. During his time at Marsh he was also a broker at Lloyd’s of London. From July 1981 to June 1992 he served in several capacities at Frank B. Hall & Co. including President of the firms Oklahoma and Texas subsidiaries. He formed and served as President of the firm’s national Oil & Gas specialty division – Frank B. Hall Energy Services. Prior to relocating to Tulsa, Oklahoma, Mr. Coughlin served as an elected member of the Bayonne, New Jersey Board of Education and President of the New Jersey Motor Vehicle Agents Association. He served on numerous boards of directors including the Bayonne Economic Opportunity Foundation and the Bayonne Council of the Boy Scouts of America. Mr. Coughlin continued his heavy involvement in community service after moving to Oklahoma, serving as Chairman of the Cascia Hall Preparatory School Board of Directors, Chief Financial Officer of Tulsa Ballet Theatre, Inc. and continues to serve on many boards of directors benefiting the community through support of religious, arts and educational activities.

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class serving a two-year term. Our Bylaws provide that the number of directors constituting our board of directors shall not be less than one or more than nine. As of August 31, 2008 we had four directors. The term of office of the first class of directors, consisting of Messrs. Nikolis, Bilirakis, and Coughlin will expire at our first annual meeting of stockholders following the completion of the Company’s initial public offering. The term of office of the second class of directors, consisting of Messrs. Catsimatidis and Turfitt, will expire at the second annual meeting following the completion of the Company’s initial public offering.

Director Independence

Our board of directors has determined that Theodore P. Nikolis, Michael Bilirakis, and Matthew F. Coughlin III are “independent directors” as such term is defined in the rules of the NYSE Alternext US and Rule 10A-3 of the Exchange Act as of August 31, 2009.

Audit Committee

Our audit committee consists of Messrs. Nikolis, Bilirakis, and Coughlin. As required by the rules of the NYSE Amex, each of the members of our audit committee is Independent and financially literate. Mr. Nikolis serves as chairperson of the audit committee.

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

Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten per cent (10%) beneficial owners were satisfied during 2009

ITEM 11.	EXECUTIVE COMPENSATION.

No compensation of any kind, including finder’s and consulting fees, will be paid by us to any of our executive officers, directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, we will reimburse such persons for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations, although they will not be reimbursed for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount not held in the trust account unless the business combination is consummated. As of August 31, 2009, an aggregate of $1,938 has been reimbursed to our executive officers, directors, and their respective affiliates for such expenses. Of such amount, $624 was paid to our officers and directors.

Compensation Committee Interlocks and Insider Participation

None.

Compensation Committee Report and Compensation Discussion and Analysis

We have not included a compensation committee report and a compensation discussion and analysis because members of our management team have not received any cash or other compensation for services rendered to us during the year ended August 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of November 10, 2009 by:

•	each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of Common Stock on November 10, 2009;

•	each of the Company’s officers and directors;

•	all executive officers and directors of the Company as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Approximate Percentage of Outstanding Common Stock
United Refining, Inc.	13,750,000	23.4%
HBK Investments L.P. (4)	4,698,238	8.4%
QVT Financial LP (5)	4,158,278	7.4%
Aldebaran Investments LLC (6)	3,438,656	6.1%
Integrated Core Strategies LLC (7)	2,995,746	5.3%
John A. Catsimatidis (3)	13,750,000	23.4%
Michael Bilirakis	—	—
Matthew F. Coughlin, III	—	—
Theodore P. Nikolis	2,500	—
Myron L. Turfitt	—	—
John R. Wagner	—	—
James E. Murphy	—	—
(All directors and officers as a group (seven individuals)	13,752,000	23.4%

(1)	Unless otherwise indicated, the business address of each of the stockholders is 823 Eleventh Avenue, New York, New York 10019.
(2)	Unless otherwise indicated, all ownership is direct beneficial ownership.
(3)	Includes 2,500,000 shares of Common Stock issuable upon exercise of the Sponsor Warrants. Mr. Catsimatidis may be deemed to beneficially own the shares owned by United Refining, Inc by virtue of his indirect ownership and control of United Refining, Inc.
(4)

Based on a Schedule 13G/A filed on February 9, 2009 with the SEC jointly by HBK Investments L.P., HBK Services LLC (“Services”), HBK New York, LLC, HBK Partners II L.P., HBK Management LLC, HBK Master Fund L.P., and HBK Special Opportunity Fund I L.P. (collectively, the “HBK Filers”). The Schedule 13G/A indicates that HBK Investments L.P. has delegated discretion to vote and dispose of the Securities to Services. Services may, from time to time, delegate discretion to vote and dispose of certain of the Securities to HBK New York LLC, a Delaware limited liability company, HBK Virginia LLC, a Delaware limited liability company, HBK Europe Management LLP, a limited liability partnership organized under the laws of the United Kingdom, (collectively, the “Subadvisors”). Each of Services and the Subadvisors is under common control with HBK Investments L.P. The Subadvisors expressly declare that the filing of the Schedule 13G shall not be construed as an admission that they are, for the purpose of Section 13(d) or 13(g) of the Securities Exchange Act of 1934, beneficial owners of the Securities. Jamiel A. Akhtar, Richard L. Booth, David C. Haley, Lawrence H. Lebowitz, and William E. Rose are each managing members (collectively, the “Members”) of HBK Management LLC. The Members expressly declare that the filing of the Schedule 13G shall not be construed as an admission that they are, for the purpose of Section 13(d) or 13(g) of the Securities Exchange Act of 1934, beneficial owners of the Securities. The Schedule 13G/A further indicates that each of HBK Investments L.P., Services, HBK New York LLC, HBK Partners II L.P.

and HBK Management LLC share voting and dispositive power over 4,698,238 shares of the Company’s common stock, HBK Master Fund L.P. shares voting and dispositive power over 4,555,200 of the Company’s common stock, and HBK Special Opportunity Fund I L.P. shares voting and dispositive power over 143,038 shares of the Company’s common stock. The business address for the HBK Filers, except for HBK New York LLC, is 2101 Cedar Springs Road, Dallas, Texas 75201. The business address for HBK New York LLC is 350 Park Ave., 20th Floor, New York, New York 10022.

(5)	QVT Financial LP (“QVT Financial”) is the investment manager for QVT Fund LP (the “Fund”), which beneficially owns 3,303,315 shares of common stock, and for Quintessence Fund L.P. (“Quintessence”), which beneficially owns 360,725 shares of common stock. QVT Financial is also the investment manager for a separate discretionary account managed for Deutsche Bank AG (the “Separate Account”), which holds 335,960 shares of common stock. QVT Financial has the power to direct the vote and disposition of the common stock held by the Fund, Quintessence and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 4,000,000 shares of common stock, consisting of the shares owned by the Fund and Quintessence and the shares held in the Separate Account. QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of common stock reported by QVT Financial. QVT Associates GP LLC, as General Partner of the Fund and Quintessence, may be deemed to beneficially own the aggregate number of shares of common stock owned by the Fund and Quintessence, and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate amount of 3,664,040 shares of common stock. Each of QVT Financial and QVT Financial GP LLC disclaims beneficial ownership of the shares of common stock owned by the Fund and Quintessence and held in the Separate Account. QVT Associates GP LLC disclaims beneficial ownership of all shares of common stock owned by the Fund and Quintessence, except to the extent of its pecuniary interest therein. The address for QVT Financial LP, QVT Financial GP LLC and QVT Associates GP LLC is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036. The address for QVT Fund LP is Walkers SPV, Walkers House, Mary Street, George Town, Grand Cayman, KY1 9001 Cayman Islands.
(6)	Pursuant to a Schedule 13G/A filed with the SEC on February 17, 2009, executed by Adam Scheer on behalf of Aldebaran Investments LLC, Aldebaran Investments LLC is the investment manager of a separate account which owns 6.00% of the common shares of the Company and Aldebaran Investments LLC is deemed to be the beneficial owner of such securities. The address for Aldebaran Investments LLC is 500 Park Avenue 5th Floor, New York, NY 10022.
(7)

Based on a Schedule 13G/A filed on January 30, 2009 with the SEC jointly by Integrated Core Strategies (US) LLC (“Integrated Core”), Millenco LLC (“Millenco”), Cognizant Holdings, Ltd.(“Cognizant Holdings”), Integrated Holdings Group LP, (“Integrated Holdings Group”), Millennium Management LLC (“Millennium Management”), Millennium International Management LP (“Millennium International Management”), Millennium International Management GP LLC, a Delaware limited liability company (“Millennium International Management GP”) and Israel A. Englander (“Mr. Englander”) (collectively, the “Millenco Parties”). Millennium Management is the general partner of Integrated Holdings Group, which is the managing member and 100% owner of Integrated Core and consequently may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core. Millennium International Management GP is the general partner of Millennium International Management, and consequently may be deemed to have shared voting control and investment discretion over securities deemed to be beneficially owned by Millennium International Management. Mr. Englander is the managing member of Millennium Management and Millennium International Management GP. As a result, Mr. Englander may be deemed to have shared voting control and investment discretion over securities deemed to be beneficially owned by Integrated Core, Millennium Management and Millennium International Management. The foregoing should not be construed in and of itself as an admission by Millennium Management, Integrated Holding Group, Millennium International Management, Millennium International Management GP, or Mr. Englander as to beneficial ownership of the securities owned by Integrated Core or Cognizant Holdings, as the case may be. The business address for each of the Millenco Parties is 665 5th Avenue, New York, New York 10103.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Code of Ethics and Related Person Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interest, except under guidelines approved by the Board of Directors. Related party transactions with respect to companies such as the Company are defined under SEC rules as transactions in which (1) the aggregate amount involved will or may be expected to exceed the lesser of $120,000 or one percent of the average of the company’s total assets at year end for the last two completed years, (2) the Company or any of its subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of Common Stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Escrow of Founder Shares

All of the founder shares were placed in escrow upon consummation of the IPO with Continental Stock Transfer & Trust Company, as escrow agent, until the earlier of:

•	one year following consummation of a business combination; or

•

the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to the Company consummating a business combination with a target business.

During the escrow period, the founder will not be able to sell or transfer their securities except to their spouses and children or trusts established for their benefit, but will retain all other rights as the Company’s stockholders including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If the Company is unable to effect a business combination and liquidate, none of the founder will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to the Offering.

Registration Rights

The holders of the majority of the founder shares will be entitled to require us, on up to two occasions, to register these shares pursuant to an agreement signed prior to the Offering. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow, which, except in limited circumstances, is not before one year from the consummation of a business combination. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Sponsor Transactions

Our sponsor purchased 15,600,000 warrants from the Company concurrent with the Company’s IPO at a purchase price of $1.00 per warrant in a private placement pursuant to Regulation D of the Securities Act.

On November 30, 2007, the Company granted to the sponsor warrants to purchase up to 2,500,000 shares of Company Common Stock, which we refer to as the Sponsor Warrants. Such Sponsor Warrants were granted to the sponsor in order to induce it to increase its investment in the private placement preceding the Company’s IPO and were treated as a compensation expense for accounting purposes. The Sponsor Warrants are identical to the Public Warrants except that: (i) the Sponsor Warrants are exercisable at $12.50 per share, (ii) the Sponsor Warrants are nonredeemable so long as they are held by the sponsor or its permitted assigns and (iii) the sponsor warrants expire on December 11, 2012.

In order to protect the amounts held in the trust account, the sponsor has agreed to indemnify us for claims of any vendors, service providers, prospective target businesses or creditors that have not executed a valid and binding waiver of any right or claim to the amounts in the trust account. Although we have a fiduciary obligation to pursue the sponsor to enforce its indemnification obligations, and we intend to pursue such actions as and when it deems appropriate, there can be no assurance the sponsor will be able to satisfy those obligations, if required to do so.

During 2007, the sponsor loaned the Company a total of $200,000, which was used to pay a portion of the expenses of the IPO, including SEC registration fees, FINRA registration fees, blue sky fees and certain legal and accounting fees and expenses. This loan was repaid, with interest, on December 17, 2007.

The Company maintains executive offices at 823 Eleventh Avenue, New York, NY 10019 and its telephone number is (212) 956-5803. The cost for this space is included in the $7,500 per month fee the sponsor charges us for general and administrative services, including but not limited to receptionist, secretarial and general office services, pursuant to a letter agreement between the Company and United Refining, Inc. This agreement commenced on December 11, 2007 and shall continue until the earliest to occur of: (i) consummation of a business combination, (ii) December 11, 2009 if no business combination has been consummated and (iii) the date on which the Company’s corporate existence ceases in accordance with its amended and restated certificate of incorporation. The Company believes, based on fees for similar services in the greater New York City metropolitan area, that the fee charged by the sponsor is at least as favorable as the Company could have obtained from an unaffiliated person.

Reimbursable Expenses

The Company will reimburse its officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on behalf of the Company such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by the Company, which will be reviewed only by the board or a court of competent jurisdiction if such reimbursement is challenged.

Other than the reimbursable out-of-pocket expenses payable to the Company’s officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of the Company’s founder, officers or directors or the sponsor, or to any of their respective affiliates for services rendered to the Company prior to or with respect to the Transaction.

None of the Company’s officers, directors or sponsor will receive reimbursement for any out-of-pocket expenses incurred by them to the extent such expenses exceed the working capital allowance from the trust account unless the business combination is consummated and there are sufficient funds available for reimbursement after such consummation. The financial interest of such persons could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

Future Transactions

All ongoing and future transactions between the Company and any of its officers and directors or their respective affiliates will be on terms believed by the Company to be no less favorable than are available from unaffiliated third parties and such transactions or loans will require prior approval in each instance by a majority of the Company’s uninterested “independent” directors or the members of the Company’s board who do not have an interest in the transaction, in either case who had access, at the Company’s expense, to the Company’s attorneys or independent legal counsel.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of BDO Seidman LLP (“BDO”) is our independent registered public accounting firm. BDO manages and supervises the audit, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid to BDO for services rendered:

Audit Fees

Audit fees for the period from inception to August 31, 2009 related to professional services rendered in connection with our initial public offering (comprised of various financial statements included in our Registration Statement on Form S-1, including all amendments, and our Current Report on Form 8-K filed with the SEC on December 18, 2007), aggregating $232,000; the audit of our financial statements for the period ended August 31, 2009 and the quarterly review of financial statements included in our quarterly report on Form 10-Q for the quarterly periods ended November 30, 2008, February 29, 2009 and May 31, 2009 amounted to $51,176.

Audit-Related Fees

We did not incur any audit related fees for the year ended August 31, 2009

Tax Fees

We received $2,000 of tax services for the year ended August 31, 2009

All Other Fees

We did not receive products and services provided by BDO, other than those discussed above, for the year ended August 31, 2009.

Pre-Approval Policy

Since our audit committee was not formed until September 2007, the audit committee did not pre-approve the appointment of BDO, although any services rendered prior to the formation of our audit committee were approved by our board of directors and have since been ratified by our audit committee. Since the formation of our audit committee and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by BDO, including the fees and terms thereof (subject to the de minimus exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee may form and delegate authority to subcommittees of the audit committee consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full audit committee at its next scheduled meeting.

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

(3) Exhibits.

Exhibit No.	Exhibit
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registrant Statement on Form S-1 filed on July 19, 2007)
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 17, 2007)
3.3	Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on July 19, 2007 and to the Registrant’s Current Report on Form 8-K filed on January 7, 2008)
4.1	Specimen Unit Certificate
4.2	Specimen Common Stock Certificate
4.3	Specimen Warrant Certificate
4.4	Warrant Agreement by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 17, 2007)
4.5	Sponsor Warrant granted to United Refining, Inc.
10.1	Investment Management Trust Agreement by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 17, 2007)
10.2	Securities Escrow Agreement by and among the Registrant, Continental Stock Transfer & Trust Company and United Refining, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 17, 2007)
10.3	Registration Rights Agreement by and between the Registrant and United Refining, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 17, 2007)

Exhibit No.	Exhibit
10.4	Letter Agreement by and between the Registrant and United Refining, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 17, 2007)
10.5	Letter Agreement by and between the Registrant and John A. Catsimatidis (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on December 17, 2007)
10.6	Letter Agreement by and between the Registrant and Myron L. Turfitt (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on December 17, 2007)
10.7	Letter Agreement by and between the Registrant and James E. Murphy (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on December 17, 2007)
10.8	Letter Agreement by and between the Registrant and John R. Wagner (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on December 17, 2007)
10.9	Letter Agreement by and between the Registrant and Theodore P. Nikolis (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on December 17, 2007)
10.10	Letter Agreement by and between the Registrant and Michael Bilirakis (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on December 17, 2007)
10.11	Administrative Services Agreement by and between the Registrant and United Refining, Inc.
10.12	Subscription Agreement, dated December 11, 2008 by and between the Registrant and United Refining, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on December 17, 2007)
10.13	Right of First Refusal Agreement, dated December 11, 2008, by and among the Registrant, Red Apple Group, Inc., United Acquisition Corp., United Refining, Inc. and United Refining Company
14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 12, 2007)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 12, 2007)
99.2	Corporate Governance and Nominating Committee Charter (incorporated by reference to Exhibit 99.24 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 12, 2007)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED REFINING ENERGY CORP.

Dated:	November 10, 2009	By:	/s/ Myron L. Turfitt
Myron L. Turfitt
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on the dates indicated here.

Signature	Title	Date

/s/ John A. Catsimatidis John A. Catsimatidis	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	November 10, 2009

/s/ Myron L. Turfitt Myron L. Turfitt	President and Director	November 10, 2009

/s/ James E. Murphy James E. Murphy	Chief Financial Officer (Principal Financial and Accounting Officer)	November 10, 2009

/s/ John R. Wagner John R. Wagner	Secretary	November 10, 2009

/s/ Theodore P. Nikolis Theodore P. Nikolis	Director	November 10, 2009

/s/ Michael Bilirakis Michael Bilirakis	Director	November 10, 2009

/s/ Matthew F. Coughlin, III Matthew F. Coughlin, III	Director	November 10, 2009